Form 10-Q
period 2023-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2023-07-27
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
A total of 172,097,661 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 24, 2023.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2023, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,597,211	$3,617,240
Accumulated depreciation	(1,125,145)	(1,063,060)
Right of use asset - operating leases, net	19,346	19,664
Operating real estate investments, net	2,491,412	2,573,844
Construction-in-progress	245,677	218,869
Land held for development	71,493	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,836,344	2,904,788
Assets held for sale, net	52,664	—
Cash and cash equivalents	32,111	17,551
Restricted cash and escrows	10,876	—
Accounts receivable	11,654	11,003
Accrued rent receivable, net of allowance of $3,778 and $3,947 as of June 30, 2023 and December 31, 2022, respectively	183,191	179,771
Investment in unconsolidated real estate ventures	630,505	567,635
Deferred costs, net	95,102	96,639
Intangible assets, net	11,676	18,451
Other assets	90,362	78,667
Total assets	$3,954,485	$3,874,505
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loan, net	$241,383	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,065	248,168
Unsecured senior notes, net	1,574,373	1,628,370
Accounts payable and accrued expenses	116,913	132,440
Distributions payable	32,957	32,792
Deferred income, gains and rent	24,786	25,082
Intangible liabilities, net	8,811	10,322
Liabilities related to assets held for sale, net	1,041	—
Lease liability - operating leases	23,268	23,166
Other liabilities	56,228	52,331
Total liabilities	$2,397,825	$2,241,171
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,101,929 and 171,569,807 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,719	1,716
Additional paid-in-capital	3,159,276	3,153,229
Deferred compensation payable in common shares	19,965	19,601
Common shares in grantor trust, 1,207,415 and 1,179,643 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	(19,965)	(19,601)
Cumulative earnings	1,158,240	1,176,195
Accumulated other comprehensive income	5,216	3,897
Cumulative distributions	(2,775,124)	(2,709,405)
Total Brandywine Realty Trust's equity	1,549,327	1,625,632
Noncontrolling interests	7,333	7,702
Total beneficiaries' equity	$1,556,660	$1,633,334
Total liabilities and beneficiaries' equity	$3,954,485	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rents	$118,133	$116,897	$238,981	$232,798
Third party management fees, labor reimbursement and leasing	6,227	5,924	12,229	11,032
Other	1,522	1,221	3,899	7,717
Total revenue	125,882	124,042	255,109	251,547
Operating expenses
Property operating expenses	31,891	33,111	65,485	64,659
Real estate taxes	11,571	13,746	26,173	27,559
Third party management expenses	2,557	2,792	5,196	5,349
Depreciation and amortization	47,079	43,959	92,679	87,741
General and administrative expenses	9,360	8,328	18,842	18,328
Provision for impairment	4,468	—	4,468	—
Total operating expenses	106,926	101,936	212,843	203,636
Gain on sale of real estate
Net gain on disposition of real estate	—	144	—	144
Net gain on sale of undepreciated real estate	—	4,127	781	5,024
Total gain on sale of real estate	—	4,271	781	5,168
Operating income	18,956	26,377	43,047	53,079
Other income (expense):
Interest income	520	449	1,025	889
Interest expense	(23,669)	(16,341)	(46,322)	(32,083)
Interest expense - amortization of deferred financing costs	(1,114)	(805)	(2,141)	(1,514)
Equity in loss of unconsolidated real estate ventures	(7,598)	(4,981)	(13,765)	(9,544)
Net gain on real estate venture transactions	181	—	181	—
Net income (loss) before income taxes	(12,724)	4,699	(17,975)	10,827
Income tax provision	(13)	(48)	(38)	(75)
Net income (loss)	(12,737)	4,651	(18,013)	10,752
Net (income) loss attributable to noncontrolling interests	41	(14)	58	(22)
Net income (loss) attributable to Brandywine Realty Trust	(12,696)	4,637	(17,955)	10,730
Nonforfeitable dividends allocated to unvested restricted shareholders	(204)	(98)	(274)	(246)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(12,900)	$4,539	$(18,229)	$10,484

Basic income (loss) per Common Share	$(0.08)	$0.03	$(0.11)	$0.06

Diluted income (loss) per Common Share	$(0.08)	$0.03	$(0.11)	$0.06

Basic weighted average shares outstanding	171,962,162	171,527,031	171,818,463	171,411,631
Diluted weighted average shares outstanding	171,962,162	172,260,429	171,818,463	172,575,408

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(12,737)	$4,651	$(18,013)	$10,752
Comprehensive income:
Unrealized gain on derivative financial instruments	6,646	1,747	1,355	5,511
Amortization of interest rate contracts (1)	—	188	—	376
Total comprehensive income	6,646	1,935	1,355	5,887
Comprehensive income (loss)	(6,091)	6,586	(16,658)	16,639
Comprehensive (income) loss attributable to noncontrolling interest	21	(20)	22	(40)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(6,070)	$6,566	$(16,636)	$16,599
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(5,259)			(17)	(5,276)
Other comprehensive income (loss)								(5,307)		16	(5,291)
Share-based compensation activity	171,318	22,449	1	3,370							3,371
Share Issuance from/(to) Deferred Compensation Plan	(13,422)	(48,733)		(88)	145	(145)					(88)
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared $0.19 per share)									(32,734)	(98)	(32,832)
BALANCE, March 31, 2023	171,727,703	1,153,359	$1,717	$3,156,507	$19,746	$(19,746)	$1,170,936	$(1,410)	$(2,742,139)	$7,607	$1,593,218
Net income							(12,696)			(41)	(12,737)
Other comprehensive income								6,626		20	6,646
Share-based compensation activity	374,226	54,056	2	2,614							2,616
Share Issuance from/(to) Deferred Compensation Plan					219	(219)					—
Reallocation of Noncontrolling interest				155						(155)	—
Distributions declared $0.19 per share)									(32,985)	(98)	(33,083)
BALANCE, June 30, 2023	172,101,929	1,207,415	$1,719	$3,159,276	$19,965	$(19,965)	$1,158,240	$5,216	$(2,775,124)	$7,333	$1,556,660
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared ($0.38 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863
Net loss							4,637			14	4,651
Other comprehensive income								1,929		6	1,935
Share-based compensation activity	191,368	16,844	2	1,915							1,917
Share Issuance from/(to) Deferred Compensation Plan					215	(215)					—
Distributions declared ($0.19 per share)									(32,705)	(98)	(32,803)
BALANCE, June 30, 2022	171,575,280	1,202,385	$1,716	$3,149,146	$19,601	$(19,601)	$1,133,102	$3,849	$(2,643,999)	$7,749	$1,651,563

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(18,013)	$10,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,679	87,741
Amortization of deferred financing costs	2,141	1,514
Amortization of debt discount/(premium), net	(516)	(975)
Amortization of stock compensation costs	6,073	5,419
Straight-line rent income	(4,600)	(5,042)
Amortization of acquired above (below) market leases, net	(760)	(1,664)
Ground rent expense	401	408
Net gain on real estate venture transactions	(181)	—
Total gain on sale of real estate	(781)	(5,168)
Provision for impairment	4,468	—
Loss from unconsolidated real estate ventures, including income distributions	13,765	9,544
Income tax provision	38	75
Changes in assets and liabilities:
Accounts receivable	(469)	(1,254)
Other assets	(12,604)	(2,711)
Accounts payable and accrued expenses	(21,271)	(19,484)
Deferred income, gains and rent	285	(2,487)
Other liabilities	649	1,826
Net cash provided by operating activities	61,304	78,494
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	—	34,146
Capital expenditures for tenant improvements	(24,431)	(35,545)
Capital expenditures for redevelopments	(34,827)	(56,472)
Capital expenditures for developments	(18,341)	(82,252)
Advances for the purchase of tenant assets, net of repayments	(26)	(447)
Investment in unconsolidated real estate ventures	(60,290)	(27,807)
Deposits for real estate	3,500	(7,550)
Capital distributions from unconsolidated real estate ventures	2,250	5,720
Leasing costs paid	(5,697)	(15,209)
Net cash used in investing activities	(137,862)	(188,862)
Cash flows from financing activities:
Proceeds from credit facility borrowings	136,000	196,000
Repayments of credit facility borrowings	(224,500)	(5,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,455)	(6,641)
Shares used for employee taxes upon vesting of share awards	(952)	(2,935)
Redemption of limited partnership units	—	(4,006)
Distributions paid to shareholders	(65,438)	(65,315)
Distributions to noncontrolling interest	(196)	(255)
Net cash provided by financing activities	101,158	111,848
Increase in cash and cash equivalents and restricted cash	24,600	1,480
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$42,987	$29,780

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300
Cash and cash equivalents, end of period	$32,111	$28,849
Restricted cash, end of period	10,876	931
Cash and cash equivalents and restricted cash, end of period	$42,987	$29,780
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2023 and 2022 of $8,587 and $4,442, respectively	$50,480	$37,961
Cash paid for income taxes	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,957	32,800
Change in investment in real estate ventures as a result of deconsolidation	8,595	—
Change in operating real estate from deconsolidation of operating properties	(7,814)	—
Change in other assets as a result of investing activities	—	13,396
Change in capital expenditures financed through accounts payable at period end	1,292	10,283
Change in capital expenditures financed through retention payable at period end	2,039	(1,097)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,597,211	$3,617,240
Accumulated depreciation	(1,125,145)	(1,063,060)
Right of use asset - operating leases, net	19,346	19,664
Operating real estate investments, net	2,491,412	2,573,844
Construction-in-progress	245,677	218,869
Land held for development	71,493	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,836,344	2,904,788
Assets held for sale, net	52,664	—
Cash and cash equivalents	32,111	17,551
Restricted cash and escrows	10,876	—
Accounts receivable	11,654	11,003
Accrued rent receivable, net of allowance of $3,778 and $3,947 as of June 30, 2023 and December 31, 2022, respectively	183,191	179,771
Investment in unconsolidated real estate ventures	630,505	567,635
Deferred costs, net	95,102	96,639
Intangible assets, net	11,676	18,451
Other assets	90,362	78,667
Total assets	$3,954,485	$3,874,505
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$241,383	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,065	248,168
Unsecured senior notes, net	1,574,373	1,628,370
Accounts payable and accrued expenses	116,913	132,440
Distributions payable	32,957	32,792
Deferred income, gains and rent	24,786	25,082
Intangible liabilities, net	8,811	10,322
Liabilities related to assets held for sale, net	1,041	—
Lease liability - operating leases	23,268	23,166
Other liabilities	56,228	52,331
Total liabilities	$2,397,825	$2,241,171
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 516,467 and 516,467 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	2,318	3,195
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; $172,101,929 and 171,569,807 units issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,546,587	1,623,738
Accumulated other comprehensive income	4,924	3,569
Total Brandywine Operating Partnership, L.P.'s equity	1,551,511	1,627,307
Noncontrolling interest - consolidated real estate ventures	2,831	2,832
Total partners' equity	$1,554,342	$1,630,139
Total liabilities and partners' equity	$3,954,485	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Rents	$118,133	$116,897	$238,981	$232,798
Third party management fees, labor reimbursement and leasing	6,227	5,924	12,229	11,032
Other	1,522	1,221	3,899	7,717
Total revenue	125,882	124,042	255,109	251,547
Operating expenses
Property operating expenses	31,891	33,111	65,485	64,659
Real estate taxes	11,571	13,746	26,173	27,559
Third party management expenses	2,557	2,792	5,196	5,349
Depreciation and amortization	47,079	43,959	92,679	87,741
General and administrative expenses	9,360	8,328	18,842	18,328
Provision for impairment	4,468	—	4,468	—
Total operating expenses	106,926	101,936	212,843	203,636
Gain on sale of real estate
Net gain on disposition of real estate	—	144	—	144
Net gain on sale of undepreciated real estate	—	4,127	781	5,024
Total gain on sale of real estate	—	4,271	781	5,168
Operating income	18,956	26,377	43,047	53,079
Other income (expense):
Interest income	520	449	1,025	889
Interest expense	(23,669)	(16,341)	(46,322)	(32,083)
Interest expense - amortization of deferred financing costs	(1,114)	(805)	(2,141)	(1,514)
Equity in loss of unconsolidated real estate ventures	(7,598)	(4,981)	(13,765)	(9,544)
Net gain on real estate venture transactions	181	—	181	—
Net income (loss) before income taxes	(12,724)	4,699	(17,975)	10,827
Income tax provision	(13)	(48)	(38)	(75)
Net income (loss)	(12,737)	4,651	(18,013)	10,752
Net loss attributable to noncontrolling interests - consolidated real estate ventures	—	2	1	4
Net income (loss) attributable to Brandywine Operating Partnership	(12,737)	4,653	(18,012)	10,756
Nonforfeitable dividends allocated to unvested restricted unitholders	(204)	(98)	(274)	(246)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(12,941)	$4,555	$(18,286)	$10,510

Basic income (loss) per Common Partnership Unit	$(0.08)	$0.03	$(0.11)	$0.06

Diluted income (loss) per Common Partnership Unit	$(0.08)	$0.03	$(0.11)	$0.06

Basic weighted average common partnership units outstanding	172,478,629	172,043,498	172,334,930	171,985,863
Diluted weighted average common partnership units outstanding	172,478,629	172,776,896	172,334,930	173,149,640
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(12,737)	$4,651	$(18,013)	$10,752
Comprehensive income:
Unrealized gain on derivative financial instruments	6,646	1,747	1,355	5,511
Amortization of interest rate contracts (1)	—	188	—	376
Total comprehensive income	6,646	1,935	1,355	5,887
Comprehensive income (loss)	(6,091)	6,586	(16,658)	16,639
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	—	2	1	4
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(6,091)	$6,588	$(16,657)	$16,643
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(5,275)		(1)	(5,276)
Other comprehensive loss			(5,291)		(5,291)
Deferred compensation obligation	(13,422)	(88)			(88)
Share-based compensation activity	171,318	3,371			3,371
Adjustment of redeemable partnership units to liquidation value at period end		779			779
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,734)			(32,734)
BALANCE, March 31, 2023	171,727,703	$1,589,791	$(1,722)	$2,831	$1,590,900
Net income (loss)		(12,737)		—	(12,737)
Other comprehensive income			6,646		6,646
Share-based compensation activity	374,226	2,616			2,616
Adjustment of redeemable partnership units to liquidation value at period end		(98)			(98)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,985)			(32,985)
BALANCE, June 30, 2023	172,101,929	$1,546,587	$4,924	$2,831	$1,554,342
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income		6,103		(2)	6,101
Other comprehensive loss			3,952		3,952
Deferred compensation obligation	(19,406)	(249)			(249)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	277,061	1,655			1,655
Adjustment of redeemable partnership units to liquidation value at period end		3,704			3,704
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,711)			(32,711)
BALANCE, March 31, 2022	171,383,912	$1,664,107	$1,586	$2,832	$1,668,525
Net loss		4,653		(2)	4,651
Other comprehensive income			1,935		1,935
Issuance of partnership interest in consolidated real estate ventures	191,368	1,917			1,917
Share-based compensation activity		2,181			2,181
Adjustment of redeemable partnership units to liquidation value at period end		(32,705)			(32,705)
Distributions declared to general partnership unitholders ($0.19 per unit)					—
BALANCE, June 30, 2022	171,575,280	$1,640,153	$3,521	$2,830	$1,646,504

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(18,013)	$10,752
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	92,679	87,741
Amortization of deferred financing costs	2,141	1,514
Amortization of debt discount/(premium), net	(516)	(975)
Amortization of stock compensation costs	6,073	5,419
Straight-line rent income	(4,600)	(5,042)
Amortization of acquired above (below) market leases, net	(760)	(1,664)
Ground rent expense	401	408
Net gain on real estate venture transactions	(181)	—
Total gain on sale of real estate	(781)	(5,168)
Provision for impairment	4,468	—
Loss from unconsolidated real estate ventures, including income distributions	13,765	9,544
Income tax provision	38	75
Changes in assets and liabilities:
Accounts receivable	(469)	(1,254)
Other assets	(12,604)	(2,711)
Accounts payable and accrued expenses	(21,271)	(19,484)
Deferred income, gains and rent	285	(2,487)
Other liabilities	649	1,826
Net cash provided by operating activities	61,304	78,494
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	—	34,146
Capital expenditures for tenant improvements	(24,431)	(35,545)
Capital expenditures for redevelopments	(34,827)	(56,472)
Capital expenditures for developments	(18,341)	(82,252)
Advances for the purchase of tenant assets, net of repayments	(26)	(447)
Investment in unconsolidated real estate ventures	(60,290)	(27,807)
Deposits for real estate	3,500	(7,550)
Capital distributions from unconsolidated real estate ventures	2,250	5,720
Leasing costs paid	(5,697)	(15,209)
Net cash used in investing activities	(137,862)	(188,862)
Cash flows from financing activities:
Proceeds from credit facility borrowings	136,000	196,000
Repayments of credit facility borrowings	(224,500)	(5,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,455)	(6,641)
Shares used for employee taxes upon vesting of share awards	(952)	(2,935)
Redemption of limited partnership units	—	(4,006)
Distributions paid to preferred and common partnership units	(65,634)	(65,570)
Net cash provided by financing activities	101,158	111,848
Increase in cash and cash equivalents and restricted cash	24,600	1,480
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$42,987	$29,780

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300

Cash and cash equivalents, end of period	$32,111	$28,849
Restricted cash, end of period	10,876	931
Cash and cash equivalents and restricted cash, end of period	$42,987	$29,780
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2023 and 2022 of $8,587 and $4,442, respectively	$50,480	$37,961
Cash paid for income taxes	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	32,957	32,800
Change in investment in real estate ventures as a result of deconsolidation	8,595	—
Change in operating real estate from deconsolidation of operating properties	(7,814)	—
Change in other assets as a result of investing activities	—	13,396
Change in capital expenditures financed through accounts payable at period end	1,292	10,283
Change in capital expenditures financed through retention payable at period end	2,039	(1,097)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2023, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of June 30, 2023, the Company owned 76 properties that contained an aggregate of approximately 13.4 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of June 30, 2023:

	Number of Properties	Rentable Square Feet
Office properties	67	11,881,208
Mixed-use properties	5	942,334
Core Properties	72	12,823,542
Development property	2	350,488
Redevelopment properties	2	230,856
The Properties	76	13,404,886
In addition to the Properties, as of June 30, 2023, the Company owned 152.1 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.1 additional acres of undeveloped land.  As of June 30, 2023, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.8 million net rentable square feet.
As of June 30, 2023, the Company also owned economic interests in twelve unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2023, the management company subsidiaries were managing properties containing an aggregate of approximately 22.8 million net rentable square feet, of which approximately 13.4 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2023, the results of its operations for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2023 and December 31, 2022, the gross carrying value of the operating properties was as follows (in thousands):

	June 30, 2023	December 31, 2022
Land	$398,536	$403,998
Building and improvements	2,725,168	2,760,357
Tenant improvements	473,507	452,885
Operating properties	$3,597,211	$3,617,240
Assets held for sale - real estate investments	52,664	—
Total	$3,649,875	$3,617,240
Dispositions
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
Held-for-sale
As of June 30, 2023, the Company was under an agreement to sell to an unaffiliated third party an office property located in the Austin, Texas segment for $53.3 million and has classified the property as held for sale on the consolidated balance sheets. As of June 30, 2023, the carrying value of the of the property was in excess of the fair value less cost to sell. As a result, an impairment loss of $4.5 million was recognized. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon the executed agreement of sale. Consummation of the sale is subject to closing conditions and there can be no assurance that the sale will be consummated on expected terms, or at all.
The following is a summary of the property classified as held for sale as of June 30, 2023 (in thousands):

Held for Sale Properties (a)
June 30, 2023
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$54,701
Accumulated depreciation	(5,388)
Operating real estate investments, net	49,313
Construction-in-progress	370
Total real estate investments, net	49,683
Deferred costs, net	339
Intangible assets, net	1,755
Accrued Rent Receivable	790
Other assets	97
Total assets held for sale, net	$52,664

LIABILITIES HELD FOR SALE
Mortgage notes payable, net
Deferred income, gains and rent	383
Intangible liabilities, net	658
Total liabilities held for sale, net	$1,041
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2023, the Company held ownership interests in twelve unconsolidated real estate ventures, with a net aggregate investment balance of $589.2 million, which includes a negative investment balance in one unconsolidated real estate venture of $41.3 million, reflected within “Other liabilities” on the consolidated balance sheets. As of June 30, 2023, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate ventures owned 7.5 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 78%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.1 million for both the three months ended June 30, 2023 and 2022, and $4.2 million and $4.0 million for the six months ended June 30, 2023 and 2022, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.8 million for both the three months ended June 30, 2023 and 2022, and $1.5 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $3.1 million and $2.9 million for both June 30, 2023 and December 31, 2022, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Net property	$2,262,891	$2,117,226
Other assets	540,399	506,213
Other liabilities	448,432	446,101
Debt, net	1,335,323	1,198,213
Equity (a)	1,019,535	979,125
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$59,067	$64,957	$116,953	$118,173
Operating expenses	(30,039)	(31,671)	(58,890)	(60,263)
Interest expense, net	(18,287)	(11,663)	(34,178)	(19,132)
Depreciation and amortization	(24,827)	(27,927)	(49,001)	(49,210)
Net loss	$(14,086)	$(6,304)	$(25,116)	$(10,432)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(7,528)	$(4,822)	$(13,652)	$(9,439)
Basis adjustments and other	(70)	(159)	(113)	(105)
Equity in loss of unconsolidated real estate ventures	$(7,598)	$(4,981)	$(13,765)	$(9,544)
Commerce Square Venture
The properties held by the Commerce Square Venture were encumbered by secured mortgage loans that were set to mature on April 5, 2023. The lender provided the venture with an extension of the maturity date of these loans until June 5, 2023. On June 2, 2023, the loans were refinanced through a new $220.0 million secured mortgage loan facility. The new loan bears an all-in fixed interest rate of 7.79% per annum and matures in June 2028.
In connection with the refinancing, the Company contributed $46.5 million to the venture in exchange for an additional 8% equity interest in the venture.
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia (the “MAP Venture”). The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115. The properties held by the MAP Venture are encumbered by a mortgage on the MAP Venture's leasehold interest in the buildings ("MAP Collateral") and the assignment of the related rents and leases and is nonrecourse to the Company. At June 30 2023, the mortgage balance is $181.0 million, and has a maturity date of August 1, 2023. On July 26, 2023, the lender provided the MAP Venture with an extension until October 1, 2023. The Company and its partner are actively working to recapitalize the MAP Venture and the mortgage debt prior to maturity, but there can be no assurances that the debt will be satisfied or additional extension options will be provided by the existing lender. At June 30, 2023, the Company's negative investment balance was $41.3 million. The Company has no obligation to fund additional equity to the MAP Venture.

5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Revenue	2023	2022	2023	2022
Fixed contractual payments	$92,969	$88,672	$184,651	$177,435
Variable lease payments	22,335	25,234	48,850	49,565
Total	$115,304	$113,906	$233,501	$227,000
6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2023 and December 31, 2022, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$44,325	$(32,746)	$11,579
Tenant relationship value	110	(50)	60
Above market leases acquired	178	(141)	37
Total intangible assets, net	$44,613	$(32,937)	$11,676

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$18,230	$(9,419)	$8,811

	December 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$55,715	$(37,437)	$18,278
Tenant relationship value	167	(104)	63
Above market leases acquired	331	(221)	110
Total intangible assets, net	$56,213	$(37,762)	$18,451

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,985	$(10,663)	$10,322
As of June 30, 2023, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2023 (six months remaining)	$4,496	$730
2024	2,786	1,299
2025	1,905	1,023
2026	1,093	739
2027	808	623
Thereafter	588	4,397
Total	$11,676	$8,811

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	—	5.88%		February 2028
Less: deferred financing costs	(3,617)	—
Total Secured indebtedness	$241,383	$—

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$88,500	SOFR + 1.15%		June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.30%		June 2027	(b)
$70.0 million Term Loan	70,000	—	SOFR + 1.85%		February 2024	(a)(c)
$350.0M 3.95% Guaranteed Notes due 2023	—	54,301	3.87%		February 2023	(d)
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	7.73%		March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	LIBOR + 1.25%	(e)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	LIBOR + 1.25%	(e)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	LIBOR + 1.25%	(e)	July 2035
Principal balance outstanding	1,898,610	1,971,411
Plus: original issue premium (discount), net	2,417	2,934
Less: deferred financing costs	(8,589)	(9,307)
Total unsecured indebtedness	$1,892,438	$1,965,038
Total Debt Obligations	$2,133,821	$1,965,038
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)The maturity date of the $70.0 million unsecured term loan is subject to a 12 month optional extension upon customary terms and conditions.
(d)On January 20, 2023, the Company redeemed in full its then outstanding 3.95% Guaranteed Notes due 2023 (the “2023 Notes”). The aggregate redemption price of the 2023 Notes was approximately $55.2 million (approximately $54.3 million in principal and approximately $0.92 million of accrued and unpaid interest).
(e)On July 1, 2023, the stated rate of interest was replaced with 3-month CME Term SOFR + 1.51%. The rate will be in effect as the existing 3-month LIBOR interest periods expire over the next three months.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.05% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended June 30, 2023, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.62%, resulting in $0.4 million of interest expense for such period.

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
2023 Unsecured Term Loan
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan has a scheduled maturity date of February 28, 2024 with an option to extend for an additional twelve months upon customary terms and conditions. The 2023 Term Loan bears interest at Daily Simple SOFR plus 1.75%, with a 0.10% SOFR adjustment per year through the maturity date and is interest-only (payable monthly) through the maturity date.
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of June 30, 2023. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of June 30, 2023, the aggregate scheduled principal payments on the Company’s consolidated debt obligations were as follows (in thousands):

2023 (six months remaining)	$—
2024	350,000
2025	70,000
2026	—
2027	700,000
Thereafter	1,023,610
Total principal payments	2,143,610
Net unamortized premiums/(discounts)	2,417
Net deferred financing costs	(12,206)
Outstanding indebtedness	$2,133,821
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2023 and December 31, 2022, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2023 and December 31, 2022 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,495,763	$1,269,445	$1,549,760	$1,411,351
Variable rate debt	$396,675	$354,862	$415,278	$386,988
Secured fixed rate debt	$241,383	$234,244	$—	$—
(a)Net of deferred financing costs of $6.7 million and $7.5 million for unsecured notes payable, $1.9 million and $1.8 million for variable rate debt and $3.6 million and $0.0 million for secured fixed rate debt as of June 30, 2023 and December 31, 2022.
The Company used quoted market prices as of June 30, 2023 and December 31, 2022 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2023. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2023 and December 31, 2022. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2023	12/31/2022				6/30/2023	12/31/2022
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.729%	November 23, 2022	June 30, 2027	$2,897	$255
				$250,000	$250,000
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

10. LIMITED PARTNERS’ NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly-owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $4.7 million and $4.9 million as of June 30, 2023 and December 31, 2022, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units are carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended June 30, 2023) was approximately $2.4 million and $3.2 million as of June 30, 2023 and December 31, 2022, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(12,737)	$(12,737)	$4,651	$4,651
Net (income) loss attributable to noncontrolling interests	41	41	(14)	(14)
Nonforfeitable dividends allocated to unvested restricted shareholders	(204)	(204)	(98)	(98)
Net income (loss) attributable to common shareholders	$(12,900)	$(12,900)	$4,539	$4,539
Denominator
Weighted-average shares outstanding	171,962,162	171,962,162	171,527,031	171,527,031
Contingent securities/Share based compensation	—	—	—	733,398
Weighted-average shares outstanding	171,962,162	171,962,162	171,527,031	172,260,429
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.08)	$(0.08)	$0.03	$0.03

	Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(18,013)	$(18,013)	$10,752	$10,752
Net (income) loss attributable to noncontrolling interests	58	58	(22)	(22)
Nonforfeitable dividends allocated to unvested restricted shareholders	(274)	(274)	(246)	(246)
Net income (loss) attributable to common shareholders	$(18,229)	$(18,229)	$10,484	$10,484
Denominator
Weighted-average shares outstanding	171,818,463	171,818,463	171,411,631	171,411,631
Contingent securities/Share based compensation	—	—	—	1,163,777
Weighted-average shares outstanding	171,818,463	171,818,463	171,411,631	172,575,408
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.11)	$(0.11)	$0.06	$0.06
Redeemable common limited partnership units totaling 516,467 at June 30, 2023 and June 30, 2022, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2023 and 2022, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.

Common Shares
On May 25, 2023, the Parent Company declared a distribution of $0.19 per common share, totaling $32.9 million, which was paid on July 20, 2023 to shareholders of record as of July 6, 2023.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the six months ended June 30, 2023 and June 30, 2022, the Company did not repurchase any common shares.
12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(12,737)	$(12,737)	$4,651	$4,651
Net loss attributable to noncontrolling interests	—	—	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(204)	(204)	(98)	(98)
Net income (loss) attributable to common unitholders	$(12,941)	$(12,941)	$4,555	$4,555
Denominator
Weighted-average units outstanding	172,478,629	172,478,629	172,043,498	172,043,498
Contingent securities/Share based compensation	—	—	—	733,398
Total weighted-average units outstanding	172,478,629	172,478,629	172,043,498	172,776,896
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.08)	$(0.08)	$0.03	$0.03

	Six Months Ended June 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(18,013)	$(18,013)	$10,752	$10,752
Net loss attributable to noncontrolling interests	1	1	4	4
Nonforfeitable dividends allocated to unvested restricted unitholders	(274)	(274)	(246)	(246)
Net income (loss) attributable to common unitholders	$(18,286)	$(18,286)	$10,510	$10,510
Denominator
Weighted-average units outstanding	172,334,930	172,334,930	171,985,863	171,985,863
Contingent securities/Share based compensation	—	—	—	1,163,777
Total weighted-average units outstanding	172,334,930	172,334,930	171,985,863	173,149,640
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.11)	$(0.11)	$0.06	$0.06
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and six months ended June 30, 2023 and 2022, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On May 25, 2023, the Operating Partnership declared a distribution of $0.19 per common partnership unit, totaling $32.9 million, which was paid on July 20, 2023 to unitholders of record as of July 6, 2023.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2023 and June 30, 2022, the Company did not repurchase any units.

13. SEGMENT INFORMATION
As of June 30, 2023, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. Beginning on January 1, 2023, the properties that were historically part of the Metro Washington D.C. segment are reflected in the other reportable segment. The operations for the Metro Washington D.C. segment for the three and six months ended June 30, 2023 and real estate investments as of June 30, 2023 and December 31, 2022, as detailed below, have been included in the Other reportable segment. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2023	December 31, 2022
Philadelphia CBD	$1,519,616	$1,517,801
Pennsylvania Suburbs	906,584	878,546
Austin, Texas	798,229	851,835
Total Core Segments	3,224,429	3,248,182
Other	372,782	369,058
	$3,597,211	$3,617,240
Assets held for sale (a)	52,664	—
Operating Properties	$3,649,875	$3,617,240

Corporate
Right of use asset - operating leases, net	$19,346	$19,664
Construction-in-progress	$245,677	$218,869
Land held for development	$71,493	$76,499
Prepaid leasehold interests in land held for development, net	$27,762	$35,576
Net operating income:

	Three Months Ended June 30,
	2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,671	$(20,257)	$36,414	$55,426	$(20,538)	$34,888
Pennsylvania Suburbs	32,102	(10,084)	22,018	31,333	(10,258)	21,075
Austin, Texas	23,781	(8,683)	15,098	23,921	(10,438)	13,483
Other	8,888	(4,850)	4,038	9,405	(5,458)	3,947
Corporate	4,440	(2,145)	2,295	3,957	(2,957)	1,000
Operating properties	$125,882	$(46,019)	$79,863	$124,042	$(49,649)	$74,393

	Six Months Ended June 30,
	2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$112,898	$(40,843)	$72,055	$108,897	$(40,281)	$68,616
Pennsylvania Suburbs	64,873	(19,863)	45,010	63,140	(20,416)	42,724
Austin, Texas	49,018	(19,977)	29,041	48,836	(20,731)	28,105
Other	18,277	(10,262)	8,015	18,204	(10,896)	7,308
Corporate	10,043	(5,909)	4,134	12,470	(5,243)	7,227
Operating properties	$255,109	$(96,854)	$158,255	$251,547	$(97,567)	$153,980
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended June 30,
	June 30, 2023	December 31, 2022	2023	2022
Philadelphia CBD	$452,365	$387,301	$(4,412)	$(2,574)
Metropolitan Washington, D.C.	82,603	83,903	(1,414)	(381)
Mid-Atlantic Office JV	28,791	31,005	223	(101)
MAP Venture	(41,310)	(35,411)	(1,995)	(1,925)
Austin, Texas	66,746	65,426	—	—
Total	$589,195	$532,224	$(7,598)	$(4,981)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(12,737)	$4,651	$(18,013)	$10,752
Plus:
Interest expense	23,669	16,341	46,322	32,083
Interest expense - amortization of deferred financing costs	1,114	805	2,141	1,514
Depreciation and amortization	47,079	43,959	92,679	87,741
General and administrative expenses	9,360	8,328	18,842	18,328
Equity in loss of unconsolidated real estate ventures	7,598	4,981	13,765	9,544
Provision for impairment	4,468	—	4,468	—
Less:
Interest income	520	449	1,025	889
Income tax provision	(13)	(48)	(38)	(75)
Net gain on disposition of real estate	—	144	—	144
Net gain on sale of undepreciated real estate	—	4,127	781	5,024
Net gain on real estate venture transactions	181	—	181	—
Consolidated net operating income	$79,863	$74,393	$158,255	$153,980
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

Debt Guarantees and Equity Funding Commitments
As of June 30, 2023, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,341.0 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guarantees for the project under development. As of June 30, 2023, it is expected the project will require $12.7 million of additional equity funding through the project completion date. Similarly, in the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. As of June 30, 2023, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity. The partner is responsible for up to $37.0 million of additional construction costs. Thereafter, if a construction loan has not been obtained, the Company would be responsible to fund the balance of the development costs and would be funded through the use of its credit facilities and cash on hand. In addition, with respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. As of June 30, 2023, it is expected the project will require $10.0 million of additional equity funding through the project completion date. Furthermore, in addition to completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Ventures, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the principal balance of the $121.7 million and $85.0 million construction loans, respectively.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2023, had $6.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2023, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
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
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2023 and December 31, 2022 and for the three and six months ended June 30, 2023 and 2022 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2023, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2023 was 89.4% compared to 89.6% at June 30, 2022.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,823,542	12,996,825	12,823,542	12,996,825
Occupancy percentage (end of period)	89.4%	89.6%	89.4%	89.6%
Average occupancy percentage	89.0%	88.9%	89.2%	89.4%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	70.7%	70.3%	55.4%	60.6%
New leases and expansions commenced (square feet)	93,215	247,597	159,466	359,694
Leases renewed (square feet)	113,952	137,103	222,745	519,458
Net (negative) absorption (square feet)	18,311	27,391	(90,976)	(224,973)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	30.1%	26.2%	21.1%	23.9%
Renewal rental rates	13.0%	8.3%	14.4%	17.9%
Combined rental rates	17.6%	18.4%	16.0%	19.6%
Weighted average lease term for leases commenced (years)	7.0	8.0	7.2	8.3
Capital Costs Committed (5):
Leasing commissions (per square foot)	$7.33	$10.45	$9.64	$11.95
Tenant Improvements (per square foot)	$23.06	$39.59	$16.79	$35.81
Total capital per square foot per lease year	$3.72	$4.85	$3.26	$4.44
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.2% of our aggregate final annualized base rents as of June 30, 2023 (representing approximately 3.8% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2023. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $3.8 million or 2.0% of our accrued rent receivable balance as of June 30, 2023, compared to $3.9 million or 2.1% of our accrued rent receivable balance as of December 31, 2022.

If economic conditions deteriorate, including as a result of inflation and rising interest rates, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of June 30, 2023, the following active development and redevelopment projects, within our consolidated portfolio, remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022	Redevelopment	168,294	$103,680	$—	$83,716
2340 Dulles Corner Boulevard (b)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$—	$95,243
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	(c)	$23,649
(a)Total project costs include $20.6 million of existing property basis. Base building was completed in the third quarter of 2022. The remaining amounts unfunded relate to tenant fit-out work to be completed.
(b)Total project costs include $58.0 million of existing property basis.
(c)The development budget contemplates receipt of a construction loan of approximately $50.0 million, reflecting a 55% loan to value ratio. As of the date of this Form 10-Q, a third-party construction lender has been identified and the Company is actively negotiating the terms of the loan agreement; however, since a definitive agreement has not been reached and the construction loan has not been completed, there can be no assurance that a loan will be obtained. In the event that costs are incurred before a construction loan has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.
As of June 30, 2023 the following active unconsolidated real estate venture development projects remain under construction in progress (dollars, in thousands):

Property/Portfolio Name (a)	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (55%)	Philadelphia, PA	Q4 2023	(b)	$300,000	$215,368	$186,727	$12,728	$—
3151 Market Street (55%)	Philadelphia, PA	Q2 2024	441,000	$316,909	$105,636	(c)	(c)	$36,973
One Uptown - Office (50%)	Austin, TX	Q4 2023	362,679	$201,616	$111,800	$121,650	$10,000	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$76,563	$85,000	$—	$—
(a)The percentage represents Brandywine's ownership in the venture.
(b)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail.
(c)The development budget contemplated receipt of a construction loan of approximately $174.3 million, reflecting a 55% loan to value ratio and, as of the date of this Form 10-Q, no construction loan has been obtained and there can be no assurance that a loan will be obtained. In the event that costs are incurred before a construction loan has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2023 and 2022. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”) as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, “Segment Information,” to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 13, “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended June 30, 2023 and June 30, 2022
The following comparison for the three months ended June 30, 2023 to the three months ended June 30, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 71 properties containing an aggregate of approximately 12.6 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended June 30, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2022 and owned and consolidated through June 30, 2023, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended June 30, 2023 and 2022,
(c)“Recently Completed/Acquired Property,” which represents one property placed into service or acquired on or subsequent to April 1, 2022,
(d)“Development/Redevelopment Properties,” which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“Q2 2022 through Q2 2023 Dispositions,” which represents five properties disposed of from April 1, 2022 through June 30, 2023.

Comparison of the three months ended June 30, 2023 to the three months ended June 30, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$108.2	$108.0	$0.2	0.2%	$3.5	$1.2	$1.2	$0.2	$5.3	$7.4	$118.2	$116.8	$1.4	1.2%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.2	5.9	6.2	5.9	0.3	5.1%
Other	0.3	0.3	—	—%	—	—	—	—	1.2	0.9	1.5	1.2	0.3	25.0%
Total revenue	108.5	108.3	0.2	0.2%	3.5	1.2	1.2	0.2	12.7	14.2	125.9	123.9	2.0	1.6%
Property operating expenses	28.1	28.7	(0.6)	(2.1)%	0.9	0.3	0.1	—	2.8	4.1	31.9	33.1	(1.2)	(3.6)%
Real estate taxes	10.4	12.6	(2.2)	(17.5)%	0.6	0.2	0.2	0.1	0.4	0.8	11.6	13.7	(2.1)	(15.3)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.6	2.8	2.6	2.8	(0.2)	(7.1)%
Net operating income	70.0	67.0	3.0	4.5%	2.0	0.7	0.9	0.1	6.9	6.5	79.8	74.3	5.5	7.4%
Depreciation and amortization	41.3	38.8	2.5	6.4%	0.9	0.5	0.8	0.1	3.8	4.3	46.8	43.7	3.1	7.1%
General & administrative expenses	—	—	—	—%	—	—	—	—	9.5	8.4	9.5	8.4	1.1	13.1%
Provision for impairment	—	—	—	—%	—	—	—	—	4.5	—	4.5	—	4.5	—%
Net gain on disposition of real estate											—	(0.1)	0.1	(100.0)%
Net gain on sale of undepreciated real estate											—	(4.1)	4.1	(100.0)%
Operating income (loss)	$28.7	$28.2	$0.5	1.8%	$1.1	$0.2	$0.1	$—	$(10.9)	$(6.2)	$19.0	$26.4	$(7.4)	(28.0)%
Number of properties	71	71			1		4				76
Square feet	12.6	12.6			0.2		0.6				13.4
Core Occupancy % (b)	89.4%	89.4%			89.3%
Other Income (Expense):
Interest income											0.5	0.4	0.1	25.0%
Interest expense											(23.7)	(16.3)	(7.4)	45.4%
Interest expense — Deferred financing costs											(1.1)	(0.8)	(0.3)	37.5%
Equity in loss of unconsolidated real estate ventures											(7.6)	(5.0)	(2.6)	52.0%
Net gain on real estate venture transactions											0.2	—	0.2	—%
Net income (loss)											$(12.7)	$4.7	$(17.4)	(370.2)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.08)	$0.03	$(0.11)	(366.7)%
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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$3.3 million increase related to our Recently Completed/Acquired Property, which are comprised of 405 Colorado, Austin, TX and 250 King of Prussia Road, Radnor, PA;
•$1.8 million increase related to new lease commencements, net of rollover, primarily in our Philadelphia CBD and Pennsylvania Suburbs segments;
•$2.2 million offset due to a decrease in real estate tax reimbursement income as a result of real estate tax reassessments in Austin, TX; and
•$1.5 offset due to the sale of 200 Barr Harbor Drive, West Conshohocken, PA in the fourth quarter of 2022 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.
Property Operating Expenses
Property Operating Expenses decreased as a results of the sale of 200 Barr Harbor Drive, West Conshohocken, PA in the fourth quarter of 2022 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.
Real Estate Taxes
Real Estate Taxes decreased primarily due to a $2.9 million decrease across properties in our Austin, TX segment as a result of tax reassessments.

Depreciation and Amortization
Depreciation and amortization expense increased primarily due to the placement into service of our recently completed/acquired property and tenant improvements partially, offset by the sale of 200 Barr Harbor Drive in the fourth quarter of 2022 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.
General and Administrative
General and Administrative expense increased primarily due to a $0.4 million increase related to non-cash compensation expense during the three months ended June 30, 2023 compared to the six months ended June 30, 2022.
Provision for Impairment
The Provision for Impairment is due to a property in our Austin, TX segment which met the held for sale criteria at June 30, 2023. Since the estimated sales proceeds are less than the carrying value of the assets, net of liabilities, we recognized an impairment charge inclusive of costs to sell.
Net Gain on Sale of Undepreciated Real Estate
In the second quarter of 2022, gains totaling $4.1 million were recognized related to the sale of a portfolio of five parcels of land and three operating properties in our Other segment.
Interest Expense
Interest expense increased primarily due to a full quarter of our interest incurred on our 2028 Bonds (issued in December 2022), which carry an effective interest rate of 7.75% per annum compared to the retired 2023 Bonds, which carried an effective interest rate of 3.865% per annum. In addition, we closed on our $245 million secured term loan which paid down our line of credit and obtained another $70 million of unsecured financing in March 2023 resulting in higher leverage at higher interest rates over the prior period.
Equity in Income of Real Estate Ventures
The increased losses from our joint ventures is primarily due to higher interest rates on the ventures’ outstanding indebtedness.

Comparison of the Six Months Ended June 30, 2023 and June 30, 2022
The following comparison for the six months ended June 30, 2023 to the six months ended June 30, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 71 properties containing an aggregate of approximately 12.6 million net rentable square feet, and represents properties that we owned and consolidated for the six-month periods ended June 30, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2022 and owned and consolidated through June 30, 2023 excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the six months ended June 30, 2023 and 2022,
(c)"Recently Completed/Acquired Property," which represents one property placed into service or acquired on or subsequent to January 1, 2022,
(d)"Development/Redevelopment Properties," which represents four properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"YTD 2022 and 2023 Dispositions," which represents six properties disposed of from January 1, 2022 through June 30, 2023.
Comparison of the six months ended June 30, 2023 to the six months ended June 30, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$220.3	$216.4	$3.9	1.8%	$6.2	$2.3	$2.1	$0.3	$10.4	$13.8	$239.0	$232.8	$6.2	2.7%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	12.2	11.0	12.2	11.0	1.2	10.9%
Other	0.5	0.6	(0.1)	(16.7)%	—	0.1	—	—	3.4	7.1	3.9	7.8	(3.9)	(50.0)%
Total revenue	220.8	217.0	3.8	1.8%	6.2	2.4	2.1	0.3	26.0	31.9	255.1	251.6	3.5	1.4%
Property operating expenses	58.4	56.9	1.5	2.6%	1.6	0.5	0.2	—	5.3	7.3	65.5	64.7	0.8	1.2%
Real estate taxes	23.4	25.3	(1.9)	(7.5)%	1.4	0.4	0.2	0.2	1.1	1.7	26.1	27.6	(1.5)	(5.4)%
Third party management expenses	—	—	—	—%	—	—	—	—	5.2	5.3	5.2	5.3	(0.1)	(1.9)%
Net operating income	139.0	134.8	4.2	3.1%	3.2	1.5	1.7	0.1	14.4	17.6	158.3	154.0	4.3	2.8%
Depreciation and amortization	81.0	77.8	3.2	4.1%	1.8	0.9	1.4	0.1	8.6	8.9	92.8	87.7	5.1	5.8%
General & administrative expenses	—	—	—	—%	—	—	—	—	18.8	18.3	18.8	18.3	0.5	2.7%
Provision for impairment	—	—	—	—%	—	—	—	—	4.5	—	4.5	—	4.5	—%
Net gain on disposition of real estate											—	(0.1)	0.1	(100.0)%
Net gain on sale of undepreciated real estate											(0.8)	(5.0)	4.2	(84.0)%
Operating income (loss)	$58.0	$57.0	$1.0	1.8%	$1.4	$0.6	$0.3	$—	$(17.5)	$(9.6)	$43.0	$53.1	$(10.1)	(19.0)%
Number of properties	71	71			1		4				76
Square feet	12.6	12.6			0.2		0.6				13.4
Core Occupancy % (b)	89.4%	88.7%			89.3%
Other Income (Expense):
Interest income											1.0	0.9	0.1	11.1%
Interest expense											(46.3)	(32.1)	(14.2)	44.2%
Interest expense — Deferred financing costs											(2.1)	(1.5)	(0.6)	40.0%
Equity in loss of unconsolidated real estate ventures											(13.8)	(9.5)	(4.3)	45.3%
Net gain on real estate venture transactions											0.2	—	0.2	—%
Income tax provision											—	(0.1)	0.1	(100.0)%
Net income (loss)											$(18.0)	$10.8	$(28.8)	(266.7)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.11)	$0.06	$(0.17)	(283.3)%

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
(b)Pertains to Core Properties.
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$5.7 million increase related to our Recently Completed/Acquired Property which comprise 405 Colorado, Austin, TX and 250 King of Prussia Road, Radnor, PA.;
•$4.3 increase related to new lease commencements, net of rollover, from April 2022 to June 2023;
•$2.2 million offset due to a decrease in real estate tax reimbursement income as a result of real estate tax reassessments in Austin, TX; and
•$2.6 million offset due to the sale of 200 Barr Harbor Drive in the fourth quarter of 2022 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.
Other income decreased primarily as a result of the following:
•A decrease of $1.4 million of excess insurance proceeds received during the six months ended June 30, 2023 in comparison to the six months ended June 30, 2022. During the six months ended June 30, 2023 and 2022, we received $1.0 million and $2.4 million, respectively, of excess insurance proceeds relating to a property in our Austin, Texas segment;
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment during the six months ended June 30, 2022; and
•$0.5 million offset related non-rental or fee income activities.
Real Estate Taxes
Real estate taxes decreased primarily due to a $2.9 million decrease across properties in our Austin, Texas segment as a result of tax reassessments.

Depreciation and Amortization

Depreciation and amortization expense increased primarily due to the placement into service of our Recently Completed/Acquired Property which comprise 405 Colorado, Austin, TX and 250 King of Prussia Road, Radnor, PA and tenant improvements, partially, offset by the buildings that were taken out of service or disposed of in the second half of 2022.

Provision for Impairment
The Provision for Impairment is due to a property in our Austin, TX segment which met the held for sale criteria at June 30, 2023. Since the estimated sales proceeds are less than the carrying value of the assets, net of liabilities, we recognized an impairment charge inclusive of costs to sell.
Net Gain on Sale of Undepreciated Real Estate
The gain of $0.8 million recognized during the six months ended June 30, 2022 is related to the contribution of a prepaid leasehold interest to the 3151 Market Street Venture at fair value.
The gain of $5.0 million recognized during the six months ended June 30, 2022 is related to the sale of a portfolio of six parcels of land and three operating properties in our Other segment.
Interest Expense

Interest expense increased primarily due to a full quarter of our interest incurred on our 2028 Bonds (issued in December 2022), which carry an effective interest rate of 7.75% per annum compared to the retired 2023 Bonds, which carried an effective interest rate of 3.865% per annum. In addition, we closed on our $245 million secured term loan which paid down our line of credit and obtained another $70 million unsecured term loan in March 2023, resulting in higher leverage at higher interest rates over the prior period.

Equity in Loss of Unconsolidated Real Estate Ventures
The increased losses from our joint ventures is primarily due to higher interest rates on the outstanding indebtedness of the ventures and a $0.9 million decrease associated with our former 1919 Market Venture where the underlying property was sold in Q4, 2022.

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

As of June 30, 2023, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2023 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of June 30, 2023 we were in compliance with all of our debt covenants and requirement obligations.
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
On March 1, 2023, we closed on an unsecured term loan with a principal amount of $70.0 million (the “Unsecured Term Facility”). The loan has a scheduled maturity date of February 28, 2024 with an option to extend for twelve months and bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment. See Note 7, “Debt Obligations,” for further information. We use multiple financing sources to fund our long-term capital needs. When needed, we use borrowings under our Unsecured Credit Facility for general business purposes, including to meet debt maturities and to fund distributions to shareholders as well as for development and acquisition costs and other expenses. In light of the volatility in financial markets and economic uncertainties, it is possible that one or more lenders under our Unsecured Credit Facility could fail to fund a borrowing request. Such an event could adversely affect our ability to access funds under our Unsecured Credit Facility when needed to fund distributions or pay expenses.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of June 30, 2023, amounted to $1,898.6 million. We have $245.0 million of debt obligations secured by seven of our wholly-owned portfolio as of June 30, 2023.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the six months ended June 30, 2023, we contributed to the 3151 Market Street Venture 200,000 square feet of FAR, which represents buildable density, at the project site, and, upon contribution at fair market value, recognized a gain, net of transaction costs, of $0.8 million.
As of June 30, 2023, we have one asset classified as held for sale which is expected to close in the third quarter of 2023. The anticipated sales proceeds, net of selling costs is $51.5 million. Consummation of the sale is subject to closing conditions and there can be no assurance that the sale will be consummated on expected terms, or at all.
As of June 30, 2023, we had $32.1 million of cash and cash equivalents and $557.6 million of available borrowings under our unsecured credit facility, net of $42.4 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2023 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of June 30, 2023 and December 31, 2022, we maintained cash and cash equivalents and restricted cash of $43.0 million and $18.4 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2023	2022	(Decrease) Increase
Operating	$61,304	$78,494	$(17,190)
Investing	(137,862)	(188,862)	51,000
Financing	101,158	111,848	(10,690)
Net cash flows	$24,600	$1,480	$23,120
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the timing of operating expenses.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$3,446
Capital expenditures and capitalized interest	96,670
Capital improvements/acquisition deposits/leasing costs	20,983
Joint venture investments	(32,483)
Proceeds from the sale of properties	(34,146)
Capital distributions from unconsolidated real estate ventures	(3,470)
Decrease in net cash used in investing activities	$51,000
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$255,000
Repayments of debt obligations	(273,801)
Redemption of limited partnership units	4,006
Dividends and distributions paid	(64)
Debt financing costs paid	2,186
Other financing activities	1,983
Decrease in net cash provided by financing activities	$(10,690)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,995,000	$1,554,301
Variable rate - unhedged (b)	148,610	417,110
Total	$2,143,610	$1,971,411
Percent of Total Debt:
Fixed rate	93.1%	78.8%
Variable rate - unhedged	6.9%	21.2%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	5.0%	4.9%
Variable rate - unhedged	6.7%	5.6%
Total	5.1%	5.0%
Weighted-average maturity in years:
Fixed rate	4.3	4.6
Variable rate - unhedged	7.2	5.9
Total	4.5	4.8
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, our $ 250.0 million unsecured term loan was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2023 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2023 (six months remaining)	$—	—%
2024	350,000	3.78%
2025	70,000	6.90%
2026	—	—%
2027	700,000	4.38%
2028	595,000	6.97%
2029	350,000	4.30%
2030	—	—%
2031	—	—%
2032	—	—%
Thereafter	78,610	6.50%
Totals	$2,143,610	5.15%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2023.

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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the second quarter of 2023.
Inflation
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of June 30, 2023, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0% per lease year) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, recent inflation and higher interest rates has caused an increase in our borrowing costs, including on our variable rate debt.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(12,941)	$4,555	$(18,286)	$10,510
Add (deduct):
Amount allocated to unvested restricted unitholders	204	98	274	246
Net gain on real estate venture transactions	(181)	—	(181)	—
Net gain on disposition of real estate	—	(144)	—	(144)
Provision for impairment	4,468	—	4,468	—
Depreciation and amortization:
Real property	39,119	36,631	77,749	72,793
Leasing costs including acquired intangibles	7,103	6,597	13,243	13,591
Company’s share of unconsolidated real estate ventures	12,145	12,903	23,709	24,198
Partners’ share of consolidated real estate ventures	(4)	(5)	(8)	(10)
Funds from operations	$49,913	$60,635	$100,968	$121,184
Funds from operations allocable to unvested restricted shareholders	(309)	(154)	(533)	(392)
Funds from operations available to common share and unit holders (FFO)	$49,604	$60,481	$100,435	$120,792
Weighted-average shares/units outstanding — basic (a)	172,478,629	172,043,498	172,334,930	171,985,863
Weighted-average shares/units outstanding — fully diluted (a)	172,797,873	172,776,896	172,811,483	173,149,640
(a)Includes common shares and partnership units outstanding through the three and six months ended June 30, 2023 and 2022, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2023, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with no outstanding balance, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $9.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $9.7 million.

As of June 30, 2023, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,269.4 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $12.7 million at June 30, 2023.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $398.6 million as of June 30, 2023. The total fair value of our variable rate debt was approximately $354.9 million at June 30, 2023. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $13.3 million at June 30, 2023. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $14.1 million at June 30, 2023.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of June 30, 2023, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended June 30, 2023. As of June 30, 2023, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the
Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Brandywine Realty Trust 2023 Long-Term Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2023).
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
31.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

31.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).

	32.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
	32.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

101.1
The following materials from the Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 27, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 27, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 27, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 27, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)