Form 10-Q
period 2023-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2023-10-26
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
A total of 172,097,661 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 22, 2023.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2023, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,694,633	$3,617,240
Accumulated depreciation	(1,153,030)	(1,063,060)
Right of use asset - operating leases, net	19,188	19,664
Operating real estate investments, net	2,560,791	2,573,844
Construction-in-progress	143,929	218,869
Land held for development	76,058	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,808,540	2,904,788
Cash and cash equivalents	47,872	17,551
Restricted cash and escrows	10,745	—
Accounts receivable	23,130	11,003
Accrued rent receivable, net of allowance of $3,158 and $3,947 as of September 30, 2023 and December 31, 2022, respectively	185,135	179,771
Investment in unconsolidated real estate ventures	638,096	567,635
Deferred costs, net	98,049	96,639
Intangible assets, net	8,539	18,451
Other assets	102,557	78,667
Total assets	$3,922,663	$3,874,505
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loan, net	$241,654	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,282	248,168
Unsecured senior notes, net	1,574,524	1,628,370
Accounts payable and accrued expenses	132,731	132,440
Distributions payable	26,018	32,792
Deferred income, gains and rent	23,222	25,082
Intangible liabilities, net	8,536	10,322
Lease liability - operating leases	23,318	23,166
Other liabilities	60,010	52,331
Total liabilities	$2,408,295	$2,241,171
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,097,661 and 171,569,807 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,719	1,716
Additional paid-in-capital	3,161,568	3,153,229
Deferred compensation payable in common shares	19,965	19,601
Common shares in grantor trust, 1,194,127 and 1,179,643 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	(19,965)	(19,601)
Cumulative earnings	1,136,686	1,176,195
Accumulated other comprehensive income	8,125	3,897
Cumulative distributions	(2,801,074)	(2,709,405)
Total Brandywine Realty Trust's equity	1,507,024	1,625,632
Noncontrolling interests	7,344	7,702
Total beneficiaries' equity	$1,514,368	$1,633,334
Total liabilities and beneficiaries' equity	$3,922,663	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rents	$121,661	$117,481	$360,642	$350,279
Third party management fees, labor reimbursement and leasing	6,553	6,872	18,782	17,904
Other	1,158	1,216	5,057	8,933
Total revenue	129,372	125,569	384,481	377,116
Operating expenses
Property operating expenses	31,123	32,624	96,608	97,283
Real estate taxes	12,808	12,313	38,981	39,872
Third party management expenses	2,468	2,549	7,664	7,898
Depreciation and amortization	48,966	45,134	141,645	132,875
General and administrative expenses	8,069	7,564	26,911	25,892
Provision for impairment	11,666	—	16,134	—
Total operating expenses	115,100	100,184	327,943	303,820
Gain on sale of real estate
Net gain on disposition of real estate	—	8,669	—	8,813
Net gain on sale of undepreciated real estate	—	2,983	781	8,007
Total gain on sale of real estate	—	11,652	781	16,820
Operating income	14,272	37,037	57,319	90,116
Other income (expense):
Interest income	293	498	1,318	1,387
Interest expense	(24,355)	(17,061)	(70,677)	(49,144)
Interest expense - amortization of deferred financing costs	(1,110)	(745)	(3,251)	(2,259)
Equity in loss of unconsolidated real estate ventures	(10,739)	(6,260)	(24,504)	(15,804)
Net gain on real estate venture transactions	—	—	181	—
Net income (loss) before income taxes	(21,639)	13,469	(39,614)	24,296
Income tax benefit (provision)	3	9	(35)	(66)
Net income (loss)	(21,636)	13,478	(39,649)	24,230
Net (income) loss attributable to noncontrolling interests	82	(37)	140	(59)
Net income (loss) attributable to Brandywine Realty Trust	(21,554)	13,441	(39,509)	24,171
Nonforfeitable dividends allocated to unvested restricted shareholders	(159)	(105)	(433)	(351)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(21,713)	$13,336	$(39,942)	$23,820

Basic income (loss) per Common Share	$(0.13)	$0.08	$(0.23)	$0.14

Diluted income (loss) per Common Share	$(0.13)	$0.08	$(0.23)	$0.14

Basic weighted average shares outstanding	172,097,661	171,569,807	171,912,552	171,464,936
Diluted weighted average shares outstanding	172,097,661	172,152,256	171,912,552	172,435,153

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(21,636)	$13,478	$(39,649)	$24,230
Comprehensive income:
Unrealized gain on derivative financial instruments	2,885	490	4,240	6,001
Amortization of interest rate contracts (1)	—	188	—	564
Total comprehensive income	2,885	678	4,240	6,565
Comprehensive income (loss)	(18,751)	14,156	(35,409)	30,795
Comprehensive (income) loss attributable to noncontrolling interest	106	(39)	128	(79)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(18,645)	$14,117	$(35,281)	$30,716
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(5,259)			(17)	(5,276)
Other comprehensive income (loss)								(5,307)		16	(5,291)
Share-based compensation activity	171,318	22,449	1	3,370							3,371
Share Issuance from/(to) Deferred Compensation Plan	(13,422)	(48,733)		(88)	145	(145)					(88)
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared $0.19 per share)									(32,734)	(98)	(32,832)
BALANCE, March 31, 2023	171,727,703	1,153,359	$1,717	$3,156,507	$19,746	$(19,746)	$1,170,936	$(1,410)	$(2,742,139)	$7,607	$1,593,218
Net loss							(12,696)			(41)	(12,737)
Other comprehensive income								6,626		20	6,646
Share-based compensation activity	374,226	54,056	2	2,614							2,616
Share Issuance from/(to) Deferred Compensation Plan					219	(219)					—
Reallocation of Noncontrolling interest				155						(155)	—
Distributions declared $0.19 per share)									(32,985)	(98)	(33,083)
BALANCE, June 30, 2023	172,101,929	1,207,415	$1,719	$3,159,276	$19,965	$(19,965)	$1,158,240	$5,216	$(2,775,124)	$7,333	$1,556,660
Net loss							(21,554)			(82)	(21,636)
Other comprehensive income								2,909		(24)	2,885
Share-based compensation activity				2,506							2,506
Share Issuance from/(to) Deferred Compensation Plan	(4,268)	(13,288)		(20)							(20)
Reallocation of Noncontrolling interest				(194)						194	—
Distributions declared $0.15 per share)									(25,950)	(77)	(26,027)
BALANCE, September 30, 2023	172,097,661	1,194,127	1,719	3,161,568	19,965	(19,965)	1,136,686	8,125	(2,801,074)	7,344	1,514,368
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							6,093			8	6,101
Other comprehensive income								3,940		12	3,952
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	277,061	68,540	2	1,653							1,655
Share Issuance from/(to) Deferred Compensation Plan	(19,406)	(52,702)		(249)	895	(895)					(249)
Reallocation of Noncontrolling interest				(959)						959	—
Distributions declared ($0.19 per share)									(32,711)	(98)	(32,809)
BALANCE, March 31, 2022	171,383,912	1,185,541	$1,714	$3,147,231	$19,386	$(19,386)	$1,128,465	$1,920	$(2,611,294)	$7,827	$1,675,863
Net loss							4,637			14	4,651
Other comprehensive income								1,929		6	1,935
Share-based compensation activity	191,368	16,844	2	1,915							1,917
Share Issuance from/(to) Deferred Compensation Plan					215	(215)					—
Distributions declared ($0.19 per share)									(32,705)	(98)	(32,803)
BALANCE, June 30, 2022	171,575,280	1,202,385	$1,716	$3,149,146	$19,601	$(19,601)	$1,133,102	$3,849	$(2,643,999)	$7,749	$1,651,563
Net income							13,441			37	13,478
Other comprehensive income								676		2	678
Share-based compensation activity	1,100			2,094							2,094
Share Issuance from/(to) Deferred Compensation Plan	(6,573)	(22,742)		(63)							(63)
Distributions declared ($0.19 per share)									(32,703)	(98)	(32,801)
BALANCE, September 30, 2022	171,569,807	1,179,643	1,716	3,151,177	19,601	(19,601)	1,146,543	4,525	(2,676,702)	7,690	1,634,949

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(39,649)	$24,230
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	141,645	132,875
Amortization of deferred financing costs	3,251	2,259
Amortization of debt discount/(premium), net	(774)	(1,463)
Amortization of stock compensation costs	8,305	7,232
Straight-line rent income	(6,612)	(8,958)
Amortization of acquired above (below) market leases, net	(993)	(2,189)
Ground rent expense	601	611
Net gain on real estate venture transactions	(181)	—
Total gain on sale of real estate	(781)	(16,820)
Provision for impairment	16,134	—
Loss from unconsolidated real estate ventures, including income distributions	24,504	15,049
Income tax provision	35	66
Changes in assets and liabilities:
Accounts receivable	(2,362)	933
Other assets	(24,619)	(9,949)
Accounts payable and accrued expenses	(8,992)	3,240
Deferred income, gains and rent	(1,196)	(666)
Other liabilities	3,089	1,712
Net cash provided by operating activities	111,405	148,162
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	51,285	35,462
Capital expenditures for tenant improvements	(34,219)	(67,782)
Capital expenditures for redevelopments	(42,592)	(74,383)
Capital expenditures for developments	(30,149)	(82,507)
Advances for the purchase of tenant assets, net of repayments	(9,292)	(447)
Investment in unconsolidated real estate ventures	(72,715)	(43,681)
Deposits for real estate	3,500	(7,450)
Capital distributions from unconsolidated real estate ventures	2,700	8,930
Leasing costs paid	(7,969)	(20,096)
Net cash used in investing activities	(139,451)	(255,400)
Cash flows from financing activities:
Proceeds from credit facility borrowings	172,000	260,000
Repayments of credit facility borrowings	(260,500)	(37,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,371)	(6,641)
Shares used for employee taxes upon vesting of share awards	(952)	(2,941)
Redemption of limited partnership units	—	(4,006)
Distributions paid to shareholders	(98,306)	(98,020)
Distributions to noncontrolling interest	(294)	(353)
Net cash provided by financing activities	68,276	111,039
Increase in cash and cash equivalents and restricted cash	40,230	3,801
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$58,617	$32,101

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300
Cash and cash equivalents, end of period	$47,872	$31,198
Restricted cash, end of period	10,745	903
Cash and cash equivalents and restricted cash, end of period	$58,617	$32,101
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2023 and 2022 of $12,602 and $7,274, respectively	$73,217	$47,711
Cash paid for income taxes	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,027	32,805
Change in investment in real estate ventures as a result of deconsolidation	8,595	107,057
Change in operating real estate from deconsolidation of operating properties	(7,814)	(105,405)
Change in other assets as a result of deconsolidation of operating properties	—	(1,652)
Change in other assets as a result of investing activities	—	13,396
Change in capital expenditures financed through accounts payable at period end	4,276	(11,020)
Change in capital expenditures financed through retention payable at period end	2,587	(4,609)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,694,633	$3,617,240
Accumulated depreciation	(1,153,030)	(1,063,060)
Right of use asset - operating leases, net	19,188	19,664
Operating real estate investments, net	2,560,791	2,573,844
Construction-in-progress	143,929	218,869
Land held for development	76,058	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,808,540	2,904,788
Cash and cash equivalents	47,872	17,551
Restricted cash and escrows	10,745	—
Accounts receivable	23,130	11,003
Accrued rent receivable, net of allowance of $3,158 and $3,947 as of September 30, 2023 and December 31, 2022, respectively	185,135	179,771
Investment in unconsolidated real estate ventures	638,096	567,635
Deferred costs, net	98,049	96,639
Intangible assets, net	8,539	18,451
Other assets	102,557	78,667
Total assets	$3,922,663	$3,874,505
LIABILITIES AND PARTNERS' EQUITY
Mortgage notes payable, net	$241,654	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,282	248,168
Unsecured senior notes, net	1,574,524	1,628,370
Accounts payable and accrued expenses	132,731	132,440
Distributions payable	26,018	32,792
Deferred income, gains and rent	23,222	25,082
Intangible liabilities, net	8,536	10,322
Lease liability - operating leases	23,318	23,166
Other liabilities	60,010	52,331
Total liabilities	$2,408,295	$2,241,171
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 516,467 and 516,467 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	2,282	3,195
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; $172,097,661 and 171,569,807 units issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,501,466	1,623,738
Accumulated other comprehensive income	7,809	3,569
Total Brandywine Operating Partnership, L.P.'s equity	1,509,275	1,627,307
Noncontrolling interest - consolidated real estate ventures	2,811	2,832
Total partners' equity	$1,512,086	$1,630,139
Total liabilities and partners' equity	$3,922,663	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Rents	$121,661	$117,481	$360,642	$350,279
Third party management fees, labor reimbursement and leasing	6,553	6,872	18,782	17,904
Other	1,158	1,216	5,057	8,933
Total revenue	129,372	125,569	384,481	377,116
Operating expenses
Property operating expenses	31,123	32,624	96,608	97,283
Real estate taxes	12,808	12,313	38,981	39,872
Third party management expenses	2,468	2,549	7,664	7,898
Depreciation and amortization	48,966	45,134	141,645	132,875
General and administrative expenses	8,069	7,564	26,911	25,892
Provision for impairment	11,666	—	16,134	—
Total operating expenses	115,100	100,184	327,943	303,820
Gain on sale of real estate
Net gain on disposition of real estate	—	8,669	—	8,813
Net gain on sale of undepreciated real estate	—	2,983	781	8,007
Total gain on sale of real estate	—	11,652	781	16,820
Operating income	14,272	37,037	57,319	90,116
Other income (expense):
Interest income	293	498	1,318	1,387
Interest expense	(24,355)	(17,061)	(70,677)	(49,144)
Interest expense - amortization of deferred financing costs	(1,110)	(745)	(3,251)	(2,259)
Equity in loss of unconsolidated real estate ventures	(10,739)	(6,260)	(24,504)	(15,804)
Net gain on real estate venture transactions	—	—	181	—
Net income (loss) before income taxes	(21,639)	13,469	(39,614)	24,296
Income tax benefit (provision)	3	9	(35)	(66)
Net income (loss)	(21,636)	13,478	(39,649)	24,230
Net loss attributable to noncontrolling interests - consolidated real estate ventures	20	1	21	5
Net income (loss) attributable to Brandywine Operating Partnership	(21,616)	13,479	(39,628)	24,235
Nonforfeitable dividends allocated to unvested restricted unitholders	(159)	(105)	(433)	(351)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(21,775)	$13,374	$(40,061)	$23,884

Basic income (loss) per Common Partnership Unit	$(0.13)	$0.08	$(0.23)	$0.14

Diluted income (loss) per Common Partnership Unit	$(0.13)	$0.08	$(0.23)	$0.14

Basic weighted average common partnership units outstanding	172,614,128	172,086,274	172,429,019	172,019,701
Diluted weighted average common partnership units outstanding	172,614,128	172,668,723	172,429,019	172,989,918
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(21,636)	$13,478	$(39,649)	$24,230
Comprehensive income:
Unrealized gain on derivative financial instruments	2,885	490	4,240	6,001
Amortization of interest rate contracts (1)	—	188	—	564
Total comprehensive income	2,885	678	4,240	6,565
Comprehensive income (loss)	(18,751)	14,156	(35,409)	30,795
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	20	1	21	5
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(18,731)	$14,157	$(35,388)	$30,800
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(5,275)		(1)	(5,276)
Other comprehensive loss			(5,291)		(5,291)
Deferred compensation obligation	(13,422)	(88)			(88)
Share-based compensation activity	171,318	3,371			3,371
Adjustment of redeemable partnership units to liquidation value at period end		779			779
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,734)			(32,734)
BALANCE, March 31, 2023	171,727,703	$1,589,791	$(1,722)	$2,831	$1,590,900
Net loss		(12,737)			(12,737)
Other comprehensive income			6,646		6,646
Share-based compensation activity	374,226	2,616			2,616
Adjustment of redeemable partnership units to liquidation value at period end		(98)			(98)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,985)			(32,985)
BALANCE, June 30, 2023	172,101,929	$1,546,587	$4,924	$2,831	$1,554,342
Net loss		(21,616)		(20)	(21,636)
Other comprehensive income			2,885		2,885
Deferred compensation obligation	(4,268)	(20)			(20)
Share-based compensation activity		2,506			2,506
Adjustment of redeemable partnership units to liquidation value at period end		(41)			(41)
Distributions declared to general partnership unitholders ($0.15 per unit)		(25,950)			(25,950)
BALANCE, September 30, 2023	172,097,661	$1,501,466	$7,809	$2,811	$1,512,086
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income (loss)		6,103		(2)	6,101
Other comprehensive loss			3,952		3,952
Deferred compensation obligation	(19,406)	(249)			(249)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	277,061	1,655			1,655
Adjustment of redeemable partnership units to liquidation value at period end		3,704			3,704
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,711)			(32,711)
BALANCE, March 31, 2022	171,383,912	$1,664,107	$1,586	$2,832	$1,668,525
Net income (loss)		4,653		(2)	4,651
Other comprehensive income			1,935		1,935
Share-based compensation activity	191,368	1,917			1,917
Adjustment of redeemable partnership units to liquidation value at period end		2,181			2,181
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,705)			(32,705)
BALANCE, June 30, 2022	171,575,280	$1,640,153	$3,521	$2,830	$1,646,504
Net income (loss)		13,479		(1)	13,478
Other comprehensive income			678		678
Deferred compensation obligation	(6,573)	(63)			(63)
Share-based compensation activity	1,100	2,094			2,094
Adjustment of redeemable partnership units to liquidation value at period end		1,428			1,428
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,703)			(32,703)
BALANCE, September 30, 2022	171,569,807	$1,624,388	$4,199	$2,829	$1,631,416

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(39,649)	$24,230
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	141,645	132,875
Amortization of deferred financing costs	3,251	2,259
Amortization of debt discount/(premium), net	(774)	(1,463)
Amortization of stock compensation costs	8,305	7,232
Straight-line rent income	(6,612)	(8,958)
Amortization of acquired above (below) market leases, net	(993)	(2,189)
Ground rent expense	601	611
Net gain on real estate venture transactions	(181)	—
Total gain on sale of real estate	(781)	(16,820)
Provision for impairment	16,134	—
Loss from unconsolidated real estate ventures, including income distributions	24,504	15,049
Income tax provision	35	66
Changes in assets and liabilities:
Accounts receivable	(2,362)	933
Other assets	(24,619)	(9,949)
Accounts payable and accrued expenses	(8,992)	3,240
Deferred income, gains and rent	(1,196)	(666)
Other liabilities	3,089	1,712
Net cash provided by operating activities	111,405	148,162
Cash flows from investing activities:
Acquisition of properties	—	(3,446)
Proceeds from the sale of properties	51,285	35,462
Capital expenditures for tenant improvements	(34,219)	(67,782)
Capital expenditures for redevelopments	(42,592)	(74,383)
Capital expenditures for developments	(30,149)	(82,507)
Advances for the purchase of tenant assets, net of repayments	(9,292)	(447)
Investment in unconsolidated real estate ventures	(72,715)	(43,681)
Deposits for real estate	3,500	(7,450)
Capital distributions from unconsolidated real estate ventures	2,700	8,930
Leasing costs paid	(7,969)	(20,096)
Net cash used in investing activities	(139,451)	(255,400)
Cash flows from financing activities:
Proceeds from credit facility borrowings	172,000	260,000
Repayments of credit facility borrowings	(260,500)	(37,000)
Repayments of unsecured notes	(54,301)	—
Proceeds from unsecured term loan	70,000	—
Proceeds from secured term loan	245,000	—
Debt financing costs paid	(4,371)	(6,641)
Shares used for employee taxes upon vesting of share awards	(952)	(2,941)
Redemption of limited partnership units	—	(4,006)
Distributions paid to preferred and common partnership units	(98,600)	(98,373)
Net cash provided by financing activities	68,276	111,039
Increase in cash and cash equivalents and restricted cash	40,230	3,801
Cash and cash equivalents and restricted cash at beginning of period	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$58,617	$32,101

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463
Restricted cash, beginning of period	836	837
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300

Cash and cash equivalents, end of period	$47,872	$31,198
Restricted cash, end of period	10,745	903
Cash and cash equivalents and restricted cash, end of period	$58,617	$32,101
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2023 and 2022 of $12,602 and $7,274, respectively	$73,217	$47,711
Cash paid for income taxes	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,027	32,805
Change in investment in real estate ventures as a result of deconsolidation	8,595	107,057
Change in operating real estate from deconsolidation of operating properties	(7,814)	(105,405)
Change in other assets as a result of deconsolidation of operating properties	—	(1,652)
Change in other assets as a result of investing activities	—	13,396
Change in capital expenditures financed through accounts payable at period end	4,276	(11,020)
Change in capital expenditures financed through retention payable at period end	2,587	(4,609)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2023, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of September 30, 2023, the Company owned 74 properties that contained an aggregate of approximately 13.2 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of September 30, 2023:

	Number of Properties	Rentable Square Feet
Office properties	65	11,656,197
Mixed-use properties	5	942,334
Core Properties	70	12,598,531
Development property	1	144,685
Redevelopment properties	2	268,365
Recently completed - not stabilized property	1	168,294
The Properties	74	13,179,875
In addition to the Properties, as of September 30, 2023, the Company owned 152.1 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 55.1 additional acres of undeveloped land. As of September 30, 2023, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 12.7 million net rentable square feet.
As of September 30, 2023, the Company also owned economic interests in twelve unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2023, the management company subsidiaries were managing properties containing an aggregate of approximately 22.7 million net rentable square feet, of which approximately 13.2 million net rentable square feet related to Properties owned by the Company and approximately 9.5 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2023, the results of its operations for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023.

The consolidated balance sheet at December 31, 2022 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements.The Company’s Annual Report on Form 10-K for the year ended December 31, 2022 contains a discussion of the Company’s significant accounting policies under Note 2, “Summary of Significant Accounting Policies”. There have been no material changes in the Company’s significant accounting policies since December 31, 2022.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2023 and December 31, 2022, the gross carrying value of the operating properties was as follows (in thousands):

	September 30, 2023	December 31, 2022
Land	$414,179	$403,998
Building and improvements	2,783,304	2,760,357
Tenant improvements	498,583	452,885
Total	$3,696,066	$3,617,240
Dispositions
During the three months ended March 31, 2023, the Company deconsolidated $7.8 million recorded in “Prepaid leasehold interests in land held for development, net” on the consolidated balance sheets. This deconsolidation reflects the Company’s contribution, in January 2023, of 200,000 square feet of buildable floor to area ratio (“FAR”) to the Company’s unconsolidated real estate venture, for use by this unconsolidated real estate venture in the development of 3151 Market Street, a life science project located in Philadelphia. Upon contribution at fair market value, we recognized a gain, net of transaction costs, of $0.8 million in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations.
During the three months ended September 30, 2023, the Company sold Three Barton Skyway, a 173,302 square foot office building located in Austin, TX for $53.3 million. As of June 30, 2023, the property was classified as held for sale and a $4.5 million impairment loss, inclusive of costs to sell, was recognized. There were no gains or additional losses recognized in connection with the sale during the three months ended September 30, 2023.
Impairment
For the quarter ended September 30, 2023, the Company recognized impairment losses totaling $11.7 million on properties located in the Pennsylvania Suburbs segment. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon an executed purchase and sale agreement as of September 30, 2023. The Company is in active negotiations with the potential buyer and there can be no assurance that the Company will complete the disposition.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2023, the Company held ownership interests in twelve unconsolidated real estate ventures, with a net aggregate investment balance of $593.0 million, which includes a negative investment balance in one unconsolidated real estate venture of $45.1 million, reflected within “Other liabilities” on the consolidated balance sheets. As of September 30, 2023, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate ventures owned 7.5 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 78%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $2.1 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $6.2 million for both the nine months ended September 30, 2023 and 2022, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $1.5 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, and $2.9 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $3.4 million and $2.9 million for both September 30, 2023 and December 31, 2022, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Net property	$2,317,405	$2,117,226
Other assets	533,540	506,213
Other liabilities	444,052	446,101
Debt, net	1,378,347	1,198,213
Equity (a)	1,028,546	979,125
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$58,986	$63,800	$175,939	$181,973
Operating expenses	(31,641)	(32,735)	(90,531)	(92,998)
Interest expense, net	(21,591)	(14,012)	(55,769)	(33,144)
Depreciation and amortization	(24,635)	(28,064)	(73,636)	(77,274)
Net loss	$(18,881)	$(11,011)	$(43,997)	$(21,443)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(10,130)	$(6,092)	$(23,782)	$(15,531)
Basis adjustments and other	(609)	(168)	(722)	(273)
Equity in loss of unconsolidated real estate ventures	$(10,739)	$(6,260)	$(24,504)	$(15,804)

Commerce Square Venture
The properties held by the Commerce Square Venture were encumbered by secured mortgage loans that were set to mature on April 5, 2023. The lender provided the venture with an extension of the maturity date of these loans until June 5, 2023. On June 2, 2023, the loans were refinanced through a new $220.0 million secured mortgage loan facility. The new loan facility bears an all-in fixed interest rate of 7.79% per annum and matures in June 2028.
In connection with the refinancing, the Company contributed $46.5 million to the Commerce Square Venture in exchange for an additional 8% equity interest in the venture.
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 net rentable square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia (the “MAP Venture”). The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115. The properties held by the MAP Venture are encumbered by a mortgage on the MAP Venture's leasehold interest in the buildings ("MAP Collateral") and the assignment of the related rents and leases and is nonrecourse to the Company. The mortgage loan had an original maturity date of August 1, 2023. The lender provided the MAP Venture with two successive two-month extensions until December 1, 2023. At September 30, 2023, the mortgage balance was $180.4 million. The Company and its partner are actively working to recapitalize the MAP Venture and the mortgage debt prior to maturity, but there can be no assurances that the debt will be satisfied or additional extension options will be provided by the existing lender. At September 30, 2023, the Company's negative investment balance was $45.1 million. The Company has no obligation to fund additional equity to the MAP Venture.
3025 JFK Venture
During the three months ended September 30, 2023, the Company contributed $6.7 million to the 3025 JFK Venture increasing Company's equity ownership from 55% to 58%. Utilizing the proceeds from the contribution, the 3025 JFK Venture entered into an interest rate cap agreement to help mitigate the interest rate volatility associated with the variable interest rate on the 3025 JFK Venture's construction loan, which is scheduled to mature in July 2025. The interest rate cap has an initial notional value of $148.0 million which accretes up to $187.0 million following the projected draw schedule. The strike rate of the interest rate cap is 3.00% and the stated interest rate of the construction loan is SOFR + 3.6%. With the interest rate cap in-place, the maximum interest rate due by the 3025 JFK Venture is 6.60%.
One Uptown - Office Venture
On September 29, 2023, the Company contributed of $2.1 million to the One Uptown - Office Venture, increasing the Company's aggregate investment balance to $41.8 million at September 30, 2023 the Company's equity ownership from 50% to 54%. The contribution was used to pay interest on the One Uptown - Office Venture construction loan and arose from higher than budgeted interest carry costs.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Revenue	2023	2022	2023	2022
Fixed contractual payments	$94,478	$90,632	$279,129	$268,067
Variable lease payments	23,851	24,078	72,754	73,643
Total	$118,329	$114,710	$351,883	$341,710

6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2023 and December 31, 2022, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$27,003	$(18,553)	$8,450
Tenant relationship value	110	(51)	59
Above market leases acquired	178	(148)	30
Total intangible assets, net	$27,291	$(18,752)	$8,539

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,783	$(9,247)	$8,536

	December 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$55,715	$(37,437)	$18,278
Tenant relationship value	167	(104)	63
Above market leases acquired	331	(221)	110
Total intangible assets, net	$56,213	$(37,762)	$18,451

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,985	$(10,663)	$10,322
As of September 30, 2023, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2023 (three months remaining)	$845	$266
2024	1,818	929
2025	1,485	869
2026	1,093	739
2027	808	623
Thereafter	2,490	5,110
Total	$8,539	$8,536

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	—	5.88%		February 2028
$50.0M Construction Loan due 2026	—	—	SOFR + 2.50%		August 2026
Principal balance outstanding	245,000	—
Less: deferred financing costs	(3,346)	—
Total Secured indebtedness	$241,654	$—

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$88,500	SOFR + 1.15%		June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.30%		June 2027	(b)
$70.0 million Term Loan	70,000	—	SOFR + 1.85%		February 2024	(a)(c)
$350.0M 3.95% Guaranteed Notes due 2023	—	54,301	3.87%		February 2023	(d)
$350.0M 4.10% Guaranteed Notes due 2024	350,000	350,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	7.73%	(f)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(e)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(e)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(e)	July 2035
Principal balance outstanding	1,898,610	1,971,411
Plus: original issue premium (discount), net	2,159	2,934
Less: deferred financing costs	(7,963)	(9,307)
Total unsecured indebtedness	$1,892,806	$1,965,038
Total Debt Obligations	$2,134,460	$1,965,038
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
(f)During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 7.55% note due 2028 increased 25 basis points in September 2023 due to the coupon adjustment provisions within the note.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.05% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the nine months ended September 30, 2023, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.13%, resulting in $0.5 million of interest expense for such period.
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
Secured Construction Loan due 2026
On August 15, 2023, the Company entered into a construction loan agreement secured by the development project at 155 King of Prussia Road in Radnor, Pennsylvania in the aggregate principal amount of $50.0 million (the “Construction Loan”). The Construction Loan has a scheduled maturity date of August 16, 2026 with an option to prepay at any time without a fee, premium or penalty. The Construction Loan bears interest at SOFR plus 2.5%.
In connection with the Construction Loan, the Company has provided a completion guaranty, carry guaranty, and limited payment guarantee up to 20% of the loan commitment, as well as customary environmental indemnities and guaranty of customary exceptions to non-recourse provisions in the loan documents.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of September 30, 2023. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of September 30, 2023, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2023 (three months remaining)	$—
2024	350,000
2025	70,000
2026	—
2027	700,000
Thereafter	1,023,610
Total principal payments	2,143,610
Net unamortized premiums/(discounts)	2,159
Net deferred financing costs	(11,309)
Outstanding indebtedness	$2,134,460
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2023 and December 31, 2022, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2023 and December 31, 2022 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,495,914	$1,314,195	$1,549,760	$1,411,351
Variable rate debt	$396,892	$355,102	$415,278	$386,988
Secured fixed rate debt	$241,654	$230,693	$—	$—
(a)Net of deferred financing costs of $6.2 million and $7.5 million for unsecured notes payable, $1.7 million and $1.8 million for variable rate debt and $3.3 million and $0.0 million for secured fixed rate debt as of September 30, 2023 and December 31, 2022.
The Company used quoted market prices as of September 30, 2023 and December 31, 2022 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since September 30, 2023. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2023 and December 31, 2022. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2023	12/31/2022				9/30/2023	12/31/2022
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.729%	November 23, 2022	June 30, 2027	$6,065	$255
				$250,000	$250,000
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $3.7 million and $4.9 million as of September 30, 2023 and December 31, 2022, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended September 30, 2023) was approximately $2.3 million and $3.2 million as of September 30, 2023 and December 31, 2022, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(21,636)	$(21,636)	$13,478	$13,478
Net (income) loss attributable to noncontrolling interests	82	82	(37)	(37)
Nonforfeitable dividends allocated to unvested restricted shareholders	(159)	(159)	(105)	(105)
Net income (loss) attributable to common shareholders	$(21,713)	$(21,713)	$13,336	$13,336
Denominator
Weighted-average shares outstanding	172,097,661	172,097,661	171,569,807	171,569,807
Contingent securities/Share based compensation	—	—	—	582,449
Weighted-average shares outstanding	172,097,661	172,097,661	171,569,807	172,152,256
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.13)	$(0.13)	$0.08	$0.08

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(39,649)	$(39,649)	$24,230	$24,230
Net (income) loss attributable to noncontrolling interests	140	140	(59)	(59)
Nonforfeitable dividends allocated to unvested restricted shareholders	(433)	(433)	(351)	(351)
Net income (loss) attributable to common shareholders	$(39,942)	$(39,942)	$23,820	$23,820
Denominator
Weighted-average shares outstanding	171,912,552	171,912,552	171,464,936	171,464,936
Contingent securities/Share based compensation	—	—	—	970,217
Weighted-average shares outstanding	171,912,552	171,912,552	171,464,936	172,435,153
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.23)	$(0.23)	$0.14	$0.14
Redeemable common limited partnership units totaling 516,467 at September 30, 2023 and September 30, 2022, were excluded from the diluted earnings per share computations because they are not dilutive.

Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2023 and 2022, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On September 20, 2023, the Parent Company declared a distribution of $0.15 per common share, totaling $26.0 million, which was paid on October 18, 2023 to shareholders of record as of October 4, 2023.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the nine months ended September 30, 2023 and September 30, 2022, the Company did not repurchase any common shares.
12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(21,636)	$(21,636)	$13,478	$13,478
Net loss attributable to noncontrolling interests	20	20	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(159)	(159)	(105)	(105)
Net income (loss) attributable to common unitholders	$(21,775)	$(21,775)	$13,374	$13,374
Denominator
Weighted-average units outstanding	172,614,128	172,614,128	172,086,274	172,086,274
Contingent securities/Share based compensation	—	—	—	582,449
Total weighted-average units outstanding	172,614,128	172,614,128	172,086,274	172,668,723
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.13)	$(0.13)	$0.08	$0.08

	Nine Months Ended September 30,
	2023		2022
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(39,649)	$(39,649)	$24,230	$24,230
Net loss attributable to noncontrolling interests	21	21	5	5
Nonforfeitable dividends allocated to unvested restricted unitholders	(433)	(433)	(351)	(351)
Net income (loss) attributable to common unitholders	$(40,061)	$(40,061)	$23,884	$23,884
Denominator
Weighted-average units outstanding	172,429,019	172,429,019	172,019,701	172,019,701
Contingent securities/Share based compensation	—	—	—	970,217
Total weighted-average units outstanding	172,429,019	172,429,019	172,019,701	172,989,918
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.23)	$(0.23)	$0.14	$0.14
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and nine months ended September 30, 2023 and 2022, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.

Common Partnership Units
On September 20, 2023, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.0 million, which was paid on October 18, 2023 to unitholders of record as of October 4, 2023.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the nine months ended September 30, 2023 and September 30, 2022, the Company did not repurchase any units.
13. SEGMENT INFORMATION
As of September 30, 2023, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. Beginning on January 1, 2023, the properties that were historically part of the Metropolitan Washington D.C. segment are reflected in the other reportable segment. The operations for the Metropolitan Washington D.C. segment for the three and nine months ended September 30, 2023 and real estate investments as of September 30, 2023 and December 31, 2022, as detailed below, have been included in the Other reportable segment. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2023	December 31, 2022
Philadelphia CBD	$1,521,723	$1,517,801
Pennsylvania Suburbs	915,659	878,546
Austin, Texas	798,141	851,835
Total Core Segments	3,235,523	3,248,182
Other	460,543	369,058
Operating properties	$3,696,066	$3,617,240

Corporate
Right of use asset - operating leases, net	$19,188	$19,664
Construction-in-progress	$143,929	$218,869
Land held for development	$76,058	$76,499
Prepaid leasehold interests in land held for development, net	$27,762	$35,576
Net operating income:

	Three Months Ended September 30,
	2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,367	$(18,609)	$37,758	$56,105	$(20,080)	$36,025
Pennsylvania Suburbs	32,611	(9,770)	22,841	32,709	(11,022)	21,687
Austin, Texas	24,457	(10,044)	14,413	22,509	(8,597)	13,912
Other	10,295	(5,526)	4,769	8,874	(5,089)	3,785
Corporate	5,642	(2,450)	3,192	5,372	(2,698)	2,674
Operating properties	$129,372	$(46,399)	$82,973	$125,569	$(47,486)	$78,083

	Nine Months Ended September 30,
	2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$169,265	$(59,452)	$109,813	$165,002	$(60,361)	$104,641
Pennsylvania Suburbs	97,484	(29,633)	67,851	95,849	(31,438)	64,411
Austin, Texas	73,475	(30,021)	43,454	71,345	(29,328)	42,017
Other	28,572	(15,788)	12,784	27,078	(15,985)	11,093
Corporate	15,685	(8,359)	7,326	17,842	(7,941)	9,901
Operating properties	$384,481	$(143,253)	$241,228	$377,116	$(145,053)	$232,063
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate venture
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2023	December 31, 2022	2023	2022	2023	2022
Philadelphia CBD	$453,917	$387,301	$(6,537)	$(3,452)	$(14,208)	$(8,798)
Metropolitan Washington, D.C.	82,350	83,903	(1,306)	(706)	(3,896)	(1,273)
Mid-Atlantic Office JV	28,335	31,005	182	(83)	595	234
MAP Venture	(45,148)	(35,411)	(3,078)	(2,019)	(6,995)	(5,967)
Austin, Texas	73,494	65,426	—	—	—	—
Total	$592,948	$532,224	$(10,739)	$(6,260)	$(24,504)	$(15,804)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(21,636)	$13,478	$(39,649)	$24,230
Plus:
Interest expense	24,355	17,061	70,677	49,144
Interest expense - amortization of deferred financing costs	1,110	745	3,251	2,259
Depreciation and amortization	48,966	45,134	141,645	132,875
General and administrative expenses	8,069	7,564	26,911	25,892
Equity in loss of unconsolidated real estate ventures	10,739	6,260	24,504	15,804
Provision for impairment	11,666	—	16,134	—
Less:
Interest income	293	498	1,318	1,387
Income tax benefit (provision)	3	9	(35)	(66)
Net gain on disposition of real estate	—	8,669	—	8,813
Net gain on sale of undepreciated real estate	—	2,983	781	8,007
Net gain on real estate venture transactions	—	—	181	—
Consolidated net operating income	$82,973	$78,083	$241,228	$232,063
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
Debt Guarantees and Equity Funding Commitments
As of September 30, 2023, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,384.0 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guarantees for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. The Company expects that it will be required to fund $5.8 million of additional equity through the project completion date.

In the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. As of September 30, 2023, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity. The partner is responsible for up to $22.9 million of additional construction costs. Thereafter, if a construction loan has not been obtained, the Company would be responsible to fund the balance of the development costs and would fund such costs through the use of its credit facilities and cash on hand.
With respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. In addition, the Company has provided to completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Venture. Moreover, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the principal balance of the $121.7 million (office) and $85.0 million (multifamily) construction loans, respectively. The Company expects that it will be required to fund $4.0 million of additional equity for the office component of the project through the project completion date.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2023, had $6.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of September 30, 2023, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2023 and December 31, 2022 and for the three and nine months ended September 30, 2023 and 2022 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2023, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2023 was 88.3% compared to 90.8% at September 30, 2022.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,598,531	12,791,041	12,598,531	12,791,041
Occupancy percentage (end of period)	88.3%	90.8%	88.3%	90.8%
Average occupancy percentage	88.8%	90.7%	89.1%	89.7%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	44.1%	90.4%	50.8%	69.0%
New leases and expansions commenced (square feet)	59,750	370,698	219,216	730,392
Leases renewed (square feet)	115,633	241,413	338,378	760,871
Net (negative) absorption (square feet)	(145,408)	176,497	(236,384)	(48,476)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	—%	26.3%	21.0%	25.1%
Renewal rental rates	2.8%	7.2%	11.8%	15.0%
Combined rental rates	2.8%	16.5%	13.6%	18.5%
Weighted average lease term for leases commenced (years)	6.0	7.9	6.9	8.1
Capital Costs Committed (5):
Leasing commissions (per square foot)	$1.53	$5.90	$8.12	$9.89
Tenant Improvements (per square foot)	$6.02	$23.38	$14.77	$31.57
Total capital per square foot per lease year	$3.24	$3.86	$3.26	$4.25
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.2% of our aggregate final annualized base rents as of September 30, 2023 (representing approximately 1.6% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2023. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $3.2 million or 1.7% of our accrued rent receivable balance as of September 30, 2023, compared to $3.9 million or 2.1% of our accrued rent receivable balance as of December 31, 2022.

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
As of September 30, 2023, the following active development and redevelopment projects, within our consolidated portfolio, remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded
2340 Dulles Corner Boulevard (a)	Herndon, VA	Q2 2023	Redevelopment	268,365	$117,974	$—	$95,807
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	$50,000	$30,000
(a)Total project costs include $58.0 million of existing property basis.
As of September 30, 2023, the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022 (b)	Redevelopment	205,803	$103,680	$85,966
(a)Estimated project costs include $20.6 million of existing property basis. The base building was completed in the third quarter of 2022. The remaining amounts unfunded relate to tenant fit-out work to be completed.
(b)The occupied portions of the office building were placed into service throughout 2022 and 2023.
In addition to the properties listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.
As of September 30, 2023 the following active unconsolidated real estate venture development projects remain under construction in progress (dollars, in thousands):

Property/Portfolio Name (a)	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (58%) (d)	Philadelphia, PA	Q4 2023	(b)	$300,000	$246,802	$186,727	$5,808	$—
3151 Market Street (55%)	Philadelphia, PA	Q2 2024	441,000	$316,909	$119,729	(c)	(c)	$22,880
One Uptown - Office (54%)	Austin, TX	Q4 2023	362,679	$201,616	$122,131	$121,650	$4,007	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$87,463	$85,000	$—	$—
(a)The percentage shown represents our ownership in the venture. The ownership interest in 3025 JFK Boulevard and in One Uptown - Office reflect our anticipated ownership interests after giving effect to our contribution of the amounts reflected in "Our Share Remaining to be Funded" in the chart above.
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
(d)During the three months ended September 30, 2023, the venture placed 95 residential units and a proportionate share of total cost of the building into operations.
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2023 and 2022. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2023 and September 30, 2022
The following comparison for the three months ended September 30, 2023 to the three months ended September 30, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 69 properties containing an aggregate of approximately 12.4 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended September 30, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2022 and owned and consolidated through September 30, 2023, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended September 30, 2023 and 2022,
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to July 1, 2022,
(d)“Development/Redevelopment Properties,” which represents three properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“Q3 2022 through Q3 2023 Dispositions,” which represents five properties disposed of from July 1, 2022 through September 30, 2023.

Comparison of the three months ended September 30, 2023 to the three months ended September 30, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$108.2	$108.6	$(0.4)	(0.4)%	$6.3	$1.5	$1.5	$0.1	$5.7	$7.3	$121.7	$117.5	$4.2	3.6%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	6.6	6.9	6.6	6.9	(0.3)	(4.3)%
Other	0.2	0.2	—	—%	—	—	—	0.1	1.0	0.9	1.2	1.2	—	—%
Total revenue	108.4	108.8	(0.4)	(0.4)%	6.3	1.5	1.5	0.2	13.3	15.1	129.5	125.6	3.9	3.1%
Property operating expenses	27.9	29.1	(1.2)	(4.1)%	1.2	0.6	0.4	—	1.6	2.9	31.1	32.6	(1.5)	(4.6)%
Real estate taxes	11.6	10.9	0.7	6.4%	0.5	0.6	0.2	0.1	0.5	0.7	12.8	12.3	0.5	4.1%
Third party management expenses	—	—	—	—%	—	—	—	—	2.5	2.5	2.5	2.5	—	—%
Net operating income	68.9	68.8	0.1	0.1%	4.6	0.3	0.9	0.1	8.7	9.0	83.1	78.2	4.9	6.3%
Depreciation and amortization	39.5	39.0	0.5	1.3%	2.4	0.9	0.8	—	6.3	5.3	49.0	45.2	3.8	8.4%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.1	7.6	8.1	7.6	0.5	6.6%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	11.7	—	11.7	—	11.7	—%
Net gain on disposition of real estate											—	(8.7)	8.7	(100.0)%
Net gain on sale of undepreciated real estate											—	(3.0)	3.0	(100.0)%
Operating income (loss)	$29.4	$29.8	$(0.4)	(1.3)%	$2.2	$(0.6)	$0.1	$0.1	$(17.4)	$(3.9)	$14.3	$37.1	$(22.8)	(61.5)%
Number of properties	69	69			2		3				74
Square feet	12.4	12.4			0.4		0.4				13.4
Core Occupancy % (b)	88.2%	91.0%			75.8%
Other Income (Expense):
Interest income											0.3	0.5	(0.2)	(40.0)%
Interest expense											(24.4)	(17.1)	(7.3)	42.7%
Interest expense — Deferred financing costs											(1.1)	(0.7)	(0.4)	57.1%
Equity in loss of unconsolidated real estate ventures											(10.7)	(6.3)	(4.4)	69.8%
Net income (loss)											$(21.6)	$13.5	$(35.1)	(260.0)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.13)	$0.08	$(0.21)	(262.5)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.
(c)Held for use impairment charges are excluded from Same Store Portfolio operating income and presented in Other (Eliminations).
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$6.3 million increase related to our Recently Completed/Acquired Properties, which are comprised of 405 Colorado, Austin, TX and 250 King of Prussia Road, Radnor, PA;
•$1.5 million increase related to a lease commencement in our redevelopment property at 2430 Dulles Corner, Herndon, VA;
•$2.0 million decrease due to the sales of Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive, Conshohocken, PA in the fourth quarter of 2022;
•$0.6 million decrease due to the early termination of a single tenant occupant at a property in Austin, TX; and
•$0.7 million decrease due to net changes in leasing activity within the remainder of the portfolio.
Property Operating Expenses
Property Operating Expenses decreased as a result of the following:
•Sales of Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive, Conshohocken, PA in the fourth quarter of 2022.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$1.9 million increase related to accelerated depreciation on the tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment;

•$1.5 million increase due to the placement into service of our Recently Completed/Acquired Properties;
•$0.8 million increase due to the partial placement into service of one of our redevelopment properties;
•$0.9 million decease due to the sales of Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive, Conshohocken, PA in the fourth quarter of 2022; and
•$0.6 million decrease due to removing two buildings from service, one in our Austin, Texas segment in the third quarter of 2023 and one in our Philadelphia CBD segment in the third quarter of 2022.
Provision for Impairment
During the third quarter of 2023, we recognized a provision for impairment of $11.7 million on an office property located in our Pennsylvania Suburbs segment. See Note 3 “Real Estate Investments,” for further information.
Net Gain on Disposition of Real Estate
In the third quarter of 2022, a net gain on disposition of real estate of $8.7 million was recognized, primarily related to the gain of $8.3 million due to the formation of the One Uptown Ventures, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
Net Gain on Sale of Undepreciated Real Estate
In the third quarter of 2022, a net gain on sale of undepreciated real estate of $3.0 million was recognized, primarily related to the $2.6 million gain due to formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value as well as additional gain of $0.4 million recognized during the three months ended September 30, 2022 related to the sale of a parcel of land in our Metropolitan Washington, D.C. segment during the second quarter of 2022.
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

Comparison of the Nine Months Ended September 30, 2023 and September 30, 2022
The following comparison for the nine months ended September 30, 2023 to the nine months ended September 30, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 69 properties containing an aggregate of approximately 12.4 million net rentable square feet, and represents properties that we owned and consolidated for the nine-month periods ended September 30, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2022 and owned and consolidated through September 30, 2023 excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the nine months ended September 30, 2023 and 2022,
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2022,
(d)"Development/Redevelopment Properties," which represents three properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)"YTD 2022 and 2023 Dispositions," which represents six properties disposed of from January 1, 2022 through September 30, 2023.

Comparison of the nine months ended September 30, 2023 to the nine months ended September 30, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$326.5	$322.9	$3.6	1.1%	$14.5	$4.0	$1.6	$0.2	$18.0	$23.2	$360.6	$350.3	$10.3	2.9%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	18.8	17.9	18.8	17.9	0.9	5.0%
Other	0.8	0.8	—	—%	—	0.1	—	0.1	4.3	7.9	5.1	8.9	(3.8)	(42.7)%
Total revenue	327.3	323.7	3.6	1.1%	14.5	4.1	1.6	0.3	41.1	49.0	384.5	377.1	7.4	2.0%
Property operating expenses	85.8	85.6	0.2	0.2%	3.2	1.1	0.3	—	7.3	10.6	96.6	97.3	(0.7)	(0.7)%
Real estate taxes	34.6	35.7	(1.1)	(3.1)%	2.1	1.0	0.2	0.3	2.1	2.9	39.0	39.9	(0.9)	(2.3)%
Third party management expenses	—	—	—	—%	—	—	—	—	7.7	7.9	7.7	7.9	(0.2)	(2.5)%
Net operating income	206.9	202.4	4.5	2.2%	9.2	2.0	1.1	—	24.0	27.6	241.2	232.0	9.2	4.0%
Depreciation and amortization	117.8	115.1	2.7	2.3%	5.6	1.9	0.8	—	17.4	15.8	141.6	132.8	8.8	6.6%
General & administrative expenses	—	—	—	—%	—	—	—	—	26.9	25.9	26.9	25.9	1.0	3.9%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	16.1	—	16.1	—	16.1	—%
Net gain on disposition of real estate											—	(8.8)	8.8	(100.0)%
Net gain on sale of undepreciated real estate											(0.8)	(8.0)	7.2	(90.0)%
Operating income (loss)	$89.1	$87.3	$1.8	2.1%	$3.6	$0.1	$0.3	$—	$(36.4)	$(14.1)	$57.4	$90.1	$(32.7)	(36.3)%
Number of properties	69	69			2		3				74
Square feet	12.4	12.4			0.4		0.4				13.4
Core Occupancy % (b)	88.2%	91.0%			75.8%
Other Income (Expense):
Interest income											1.3	1.4	(0.1)	(7.1)%
Interest expense											(70.7)	(49.1)	(21.6)	44.0%
Interest expense — Deferred financing costs											(3.3)	(2.3)	(1.0)	43.5%
Equity in loss of unconsolidated real estate ventures											(24.5)	(15.8)	(8.7)	55.1%
Net gain on real estate venture transactions											0.2	—	0.2	—%
Income tax provision											—	(0.1)	0.1	(100.0)%
Net income (loss)											$(39.6)	$24.2	$(63.8)	(263.6)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.23)	$0.14	$(0.37)	(264.3)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.
(c)Held for use impairment charges are excluded from Same Store Portfolio operating income and presented in Other (Eliminations).
Total Revenue
Rents from the Total Portfolio increased primarily as a result of the following:
•$9.7 million increase related to our Recently Completed/Acquired Properties which comprise 405 Colorado, Austin, TX and 250 King of Prussia Road, Radnor, PA;
•$5.4 million increase related to new lease commencements, net of rollover, from July 2022 to September 2023;
•$4.4 million decrease due to the sales of Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive in the fourth quarter of 2022; and
•$2.1 decrease due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in the third quarter of 2023 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.
Other income decreased primarily as a result of the following:
•A decrease of $1.4 million of excess insurance proceeds received during the nine months ended September 30, 2023 in comparison to the nine months ended September 30, 2022. During the nine months ended September 30, 2023 and 2022, we received $1.0 million and $2.4 million, respectively, of excess insurance proceeds relating to a property in our Austin, Texas segment;
•$2.2 million of settlement proceeds received from a general contractor for liquidated damages as a result of a construction delay at a property in our Austin, Texas segment during the nine months ended September 30, 2022; and
•$0.5 million offset related non-rental or fee income activities.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$3.7 million increase due to the placement into service of our Recently Completed/Acquired Properties;
•$2.9 million increase related to accelerated depreciation on the tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment;
•$2.4 million increase related to tenant improvements placed into service, made up of $1.7 million in the Philadelphia CBD segment and $0.7 million in the Other segment;
•$0.8 million increase due to the partial placement into service of our redevelopment property; and
•$1.4 million decrease due to the sales of Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive in the fourth quarter of 2022; and
•$1.3 million decrease due to removing two buildings from service, one in our Austin, Texas segment in the third quarter of 2023 and one in our Philadelphia CBD segment in the third quarter of 2022.
Provision for Impairment
During the third quarter of 2023, we recognized a provision for impairment of $11.7 million on an office property located in our Pennsylvania Suburbs segment. See Note 3 “Real Estate Investments,” for further information.
During the second quarter of 2023, we recognized a provision for impairment of $4.5 million on an office property located in our Austin Texas, segment which met the held for sale criteria as of June 30, 2023 and was sold during the three months ended September 30, 2023.
Net Gain on Sale of Undepreciated Real Estate
The gain of $0.8 million recognized during the nine months ended September 30, 2022 is related to the contribution of a prepaid leasehold interest to the 3151 Market Street Venture at fair value.
The gain of $8.0 million recognized during the nine months ended September 30, 2022 is primarily related to the sale of a portfolio of eight parcels of land and three operating properties in our Other segment, resulting in $5.4 million gain. An additional $2.6 million is related the formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project and recognition of our investment in the real estate venture at fair value.
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
Equity in Loss of Unconsolidated Real Estate Ventures
The increased losses from our joint ventures is primarily due to higher interest rates on the outstanding indebtedness of the ventures and a $0.9 million decrease associated with our former 1919 Market Venture where the underlying property was sold in the fourth quarter of 2022.

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

As of September 30, 2023, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2023 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of September 30, 2023 we were in compliance with all of our debt covenants and requirement obligations.
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
On August 15, 2023, we entered into a construction loan agreement secured by the development project at 155 King of Prussia Road in Radnor, Pennsylvania in the aggregate principal amount of $50.0 million (the “Construction Loan”). The Construction Loan has a scheduled maturity date of August 16, 2026 with an option to prepay at any time without a fee, premium or penalty. The Construction Loan bears interest at SOFR plus 2.5%.
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
Our $350 million 7.55% Guaranteed Notes due 2028 ("2028 Notes") includes an interest rate adjustment provision whereby the interest rate payable on the notes is subject to an 25 basis point adjustment if either Moody's Investors Services Inc, and its successors, ("Moody's") or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 2028 Notes increased 25 basis points in September 2023 due to the coupon adjustment provisions within the note.
As of September 30, 2023, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba1	BBB-
Outlook	Negative	Negative
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of September 30, 2023, amounted to $1,898.6 million. We have $245.0 million of debt obligations secured by seven of our wholly-owned portfolio as of September 30, 2023.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the nine months ended September 30, 2023, we contributed to the 3151 Market Street Venture 200,000 square feet of FAR, which represents buildable density, at the project site, and, upon contribution at fair market value, recognized a gain, net of transaction costs, of $0.8 million.
During the quarter ended September 30, 2023, we completed the sale of Three Barton Skyway, a 173,302 square foot office building located in Austin, TX for $53.3 million. The net proceeds were used for general corporate purposes.

As of September 30, 2023, we had $47.9 million of cash and cash equivalents and $557.6 million of available borrowings under our unsecured credit facility, net of $42.4 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2023 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2023 and December 31, 2022, we maintained cash and cash equivalents and restricted cash of $58.6 million and $18.4 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2023	2022	(Decrease) Increase
Operating	$111,405	$148,162	$(36,757)
Investing	(139,451)	(255,400)	115,949
Financing	68,276	111,039	(42,763)
Net cash flows	$40,230	$3,801	$36,429
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$3,446
Capital expenditures and capitalized interest	117,712
Capital improvements/acquisition deposits/leasing costs	14,232
Joint venture investments	(29,034)
Proceeds from the sale of properties	15,823
Capital distributions from unconsolidated real estate ventures	(6,230)
Decrease in net cash used in investing activities	$115,949

We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2023, when compared to the nine months ended September 30, 2022, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$227,000
Repayments of debt obligations	(277,801)
Redemption of limited partnership units	4,006
Dividends and distributions paid	(227)
Debt financing costs paid	2,270
Other financing activities	1,989
Decrease in net cash provided by financing activities	$(42,763)
Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,995,000	$1,554,301
Variable rate - unhedged (b)	148,610	417,110
Total	$2,143,610	$1,971,411
Percent of Total Debt:
Fixed rate	93.1%	78.8%
Variable rate - unhedged	6.9%	21.2%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	5.1%	4.9%
Variable rate - unhedged	7.0%	5.6%
Total	5.2%	5.0%
Weighted-average maturity in years:
Fixed rate	4.0	4.6
Variable rate - unhedged	6.9	5.9
Total	4.2	4.8
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, our $ 250.0 million unsecured term loan was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2023 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2023 (three months remaining)	$—	—%
2024	350,000	3.8%
2025	70,000	7.2%
2026	—	—%
2027	700,000	4.4%
2028	595,000	7.1%
2029	350,000	4.3%
2030	—	—%
2031	—	—%
2032	—	—%
Thereafter	78,610	6.8%
Totals	$2,143,610	5.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of September 30, 2023.
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
Investments in Joint Ventures
Mid-Atlantic Office Venture
The Company holds a 40% interest (25% preferred and 15% common) in the Mid-Atlantic Office Venture. As of September 30, 2023, the Company's aggregate investment in this venture was $28.3 million and is reflected in the line item on the consolidated balance sheets “Investments in unconsolidated real estate ventures.” The Company has no obligation to fund additional equity to the Mid-Atlantic Office Venture. The properties held by the Mid-Atlantic Office Venture are encumbered by a $132.8 million secured mortgage loan that is scheduled to mature in January 2024 and is nonrecourse to the Company. The Company and its partner are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions.

Rockpoint Venture

The Company holds a 15% interest in the Rockpoint Venture and, as of September 30, 2023, the Company's investment in this venture, reflected in the line item on the consolidated balance sheets “Investments in unconsolidated real estate ventures,” was $14.0 million. The Company has no obligation to fund additional equity to the Rockpoint Venture. The properties held by the Rockpoint Venture are encumbered by a $233.4 million secured mortgage loan that is scheduled to mature in March 2024 and nonrecourse to the Company. The Company and its partner are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the third quarter of 2023.
Inflation

Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of September 30, 2023, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0% per lease year) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, recent inflation and higher interest rates has caused an increase in our borrowing costs, including on our variable rate debt.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(21,775)	$13,374	$(40,061)	$23,884
Add (deduct):
Amount allocated to unvested restricted unitholders	159	105	433	351
Net gain on real estate venture transactions	—	—	(181)	—
Net gain on disposition of real estate	—	(8,669)	—	(8,813)
Provision for impairment	11,666	—	16,134	—
Depreciation and amortization:
Real property	40,493	38,095	118,242	110,888
Leasing costs including acquired intangibles	7,594	6,244	20,837	19,835
Company’s share of unconsolidated real estate ventures	12,840	12,804	36,549	37,002
Partners’ share of consolidated real estate ventures	(4)	(4)	(12)	(14)
Funds from operations	$50,973	$61,949	$151,941	$183,133
Funds from operations allocable to unvested restricted shareholders	(347)	(198)	(880)	(590)
Funds from operations available to common share and unit holders (FFO)	$50,626	$61,751	$151,061	$182,543
Weighted-average shares/units outstanding — basic (a)	172,614,128	172,086,274	172,429,019	172,019,701
Weighted-average shares/units outstanding — fully diluted (a)	173,236,769	172,668,723	172,954,267	172,989,918
(a)Includes common shares and partnership units outstanding through the three and nine months ended September 30, 2023 and 2022, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2023, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,500.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with no outstanding balance, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $8.7 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $9.1 million.

As of September 30, 2023, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,314.2 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $13.1 million at September 30, 2023.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $398.6 million as of September 30, 2023. The total fair value of our variable rate debt was approximately $355.1 million at September 30, 2023. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $12.6 million at September 30, 2023. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $13.4 million at September 30, 2023.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of September 30, 2023, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended September 30, 2023. As of September 30, 2023, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 26, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 26, 2023	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 26, 2023	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 26, 2023	By:	/s/ Daniel Palazzo
Daniel Palazzo, Vice President and Chief Accounting Officer
(Principal Accounting Officer)