Form 10-K
period 2023-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2024-02-22
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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

Brandywine Realty Trust	☐
Brandywine Operating Partnership, L.P.	☐
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Brandywine Realty Trust	☐
Brandywine Operating Partnership, L.P.	☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b)

Brandywine Realty Trust	☐
Brandywine Operating Partnership, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Brandywine Realty Trust	Yes	☐	No ☒
Brandywine Operating Partnership, L.P.	Yes	☐	No ☒
As of June 30, 2023, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $774,783,512 based upon the last reported sale price of $4.65 per share on the New York Stock Exchange on June 30, 2023. An aggregate of 172,240,888 Common Shares of Beneficial Interest was outstanding as of February 20, 2024.
As of June 30, 2023, the aggregate market value of the 516,467 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $2,401,572 based upon the last reported sale price of $4.65 per share on the New York Stock Exchange on June 30, 2023 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2023 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2023, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Annual Report on Form 10-K is being filed separately by Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”).
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
•additional impairment charges;
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
•the impact of epidemics, pandemics, or other outbreaks of illness, disease or virus and the action taken by government authorities and others related thereto, including actions that restrict or limit the ability of our Company, our properties and our tenants to operate;
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

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office, life science/lab, residential and mixed-use properties. During the twelve months ended December 31, 2023, we owned and managed properties within four markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to our four geographic markets, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. See Note 1 “Organization of the Parent Company and the Operating Partnership,” to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
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
Business Segments
See Note 19 “Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2023, 2022, and 2021 and balance sheet amounts as of December 31, 2023 and 2022.
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
Information Security
We face risks associated with security breaches through cyber attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology networks and related systems. The Audit Committee of our Board (the “Audit Committee”) and senior management receive and review periodic reports on cybersecurity matters from our Chief Technology and Innovation Officer, including reports on documented incidents or violations of our IT and security policies. Documented incidents or violations are discussed, and managers are notified for the appropriate follow-up with our human resources department or the employees involved in such incidents or violations, as needed. Although we have not experienced a data or other cybersecurity breach in the past three years that resulted in a financial loss, our Board and the Audit Committee regularly evaluate our existing information technology and security policies and controls to address new and novel threats posed to the Company. We have implemented a training program for employees that includes both proactive education modules, as well as reactive anti-phishing and testing modules designed to test the end-user’s ability to put what they have learned into practice.
Human Capital Resources
As of December 31, 2023, we had approximately 323 full-time employees and eight part-time employees and two interns. We seek to maintain a challenging, enriching, respectful, diverse, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We maintain policies and programs that we believe reflect our continued commitment to our employees, including:
•a competitive compensation program and benefits package;
•operational protocols which prioritize employee health, safety and well-being;
•promotion of diversity and inclusion in our hiring practices;
◦In 2023, approximately 43% of all new hires were females and approximately 30% of all new hires were ethnic minorities.
•training and career development opportunities and a tuition reimbursement program; and
•regular assessment of the engagement, satisfaction and retention of our employees.

Environmental, Social, and Corporate Governance
Brandywine is committed to implementing and maintaining environmental, social, and governance (“ESG”) standards while driving value through continual improvement of our operations, portfolio performance, and community impact. Our reduction targets for energy, greenhouse gas emissions and water are focused to reduce consumption 15% compared to our 2018 baseline by 2025. We have reached a 25% like-for-like intensity use reduction from baseline for water and energy, as well as a 23.9% like-for-like intensity use reduction from baseline for greenhouse gas emissions.

In 2023, we extended our industry-leading ISS Governance Quality Score of 1, representing the highest possible score and indicating the lowest shareholder risk and received our eighth annual Global Real Estate Sustainability Benchmark (“GRESB”) Green Star ranking, and our second 5-Star ranking. We achieved 2022 Green Lease Leaders Platinum recognition in the category’s inaugural year, recognizing our collaboration with tenants to equitably align financial and environmental benefits. We were also recognized for our commitment to the Philadelphia 2030 District initiative to achieve substantial reduction in energy use by the year 2030. We have further completed an additional 1.8 million square feet of green certifications for our buildings raising the total to 15.3 million square feet of green building certifications, encompassing approximately 54% of our portfolio.

We remain committed to energy efficiency in our buildings. We’ve achieved Energy Star certification across the majority of our portfolio and participate in the UL Verified Healthy Buildings Program. Over 650 energy, water, and waste efficiency projects were implemented in our portfolio, and we continue to generate and procure renewable energy for our properties.
Brandywine remains committed to supporting our employees and the communities where we operate . We promote diversity, equity, and inclusion through board diversity and employee engagement. Employees are given access to mentorship and tuition reimbursement opportunities as well as numerous programs to promote health and wellness. Brandywine maintains and encourages the use of over 74 acres of public green space for community engagement including a focus on biodiversity through our onsite, honey generating, beekeeping habitats. We continue to foster long-standing, ethical partnerships with local suppliers and drive economic resilience through the Schuylkill Yards projects and community totaling $16.4 million to date. We’ve spearheaded new, equitable transit-oriented development in Austin and Philadelphia and continue to assess what investments will impact our employees and communities in the most impactful ways.

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
Our results of operations will be significantly influenced by the economies and other conditions of the real estate markets in which we operate, particularly in Philadelphia, Pennsylvania, the suburbs of Philadelphia, Pennsylvania, and Austin, Texas. Any adverse changes in economic conditions in any of these economies or real estate markets could negatively affect cash available for distribution and debt service. Our financial performance and ability to make distributions to our shareholders and pay debt service is particularly sensitive to the economic conditions in these markets. The local economic climate, which may be adversely impacted by business layoffs or downsizing, industry slowdowns, changing demographics and other factors, and local real estate conditions, such as demand for office space, operating expenses and real estate taxes, may affect revenues and the value of properties, including properties to be acquired or developed.
We have incurred, and may in the future incur, impairment charges.
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. During the year ended December 31, 2023, we recognized aggregate impairment charges of $168.8 million, with $131.6 million related to our Real Estate Investments and $37.2 million related to our Investment in Unconsolidated Real Estate Ventures. If we are required to take additional impairment charges, our results of operations could be adversely impacted. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Impairment.” See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of Year Ended December 31, 2023 to the Year Ended December 31, 2022 – Provision for Impairment.”

We may suffer adverse consequences due to the financial difficulties, bankruptcy or insolvency of our tenants.
Periodically, our tenants experience financial difficulties, including bankruptcy, insolvency or a general downturn in their business, and these difficulties may have an adverse effect on our cash flow, results of operations, financial condition and ability to make distributions to our shareholders. We cannot assure you that any tenant that files for bankruptcy protection will continue to pay us rent. A bankruptcy filing by or relating to one of our tenants or a lease guarantor would bar efforts by us to collect pre-bankruptcy debts from that tenant or lease guarantor, or its property, unless we receive an order permitting us to do so from the bankruptcy court. In addition, we cannot evict a tenant solely because of bankruptcy. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is assumed by the tenant in bankruptcy, all pre-bankruptcy balances due under the lease must be paid to us in full. If, however, a lease is rejected by a tenant in bankruptcy, we would have only a general, unsecured claim for damages. Any such unsecured claim would only be paid to the extent that funds are available and only in the same percentage as is paid to all other holders of general, unsecured claims. Restrictions under the bankruptcy laws further limit the amount of any other claims that we can make if a lease is rejected. As a result, it is likely that we would recover substantially less than the full value of the remaining rent during the term. See Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Tenant Credit Risk.”
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
•construction costs exceeding original estimates due to high interest rates, inflation, diminished availability of materials and labor, and increases in the costs of materials and labor;
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
See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Influence Future Results of Operations - Development Risk.”
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
Real estate investments generally, and in particular large office and mixed use properties like those that we own, often cannot be sold quickly. The capitalization rates at which properties may be sold could be higher than historical rates, thereby reducing our potential proceeds from sale. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. In addition, the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), limits our ability, as a REIT, to sell properties that we have held for fewer than two years without potential adverse consequences to us. Furthermore, properties that we have developed and have owned for a significant period of time or that we acquired in exchange for partnership interests in the Operating Partnership often have a low tax basis. If we were to dispose of any of these properties in a taxable transaction, we may be required under provisions of the Internal Revenue Code applicable to REITs to distribute a significant amount of the taxable gain to our shareholders and this could, in turn, impact our cash flow. In some cases, tax protection agreements with third parties will prevent us from selling certain properties in a taxable transaction without incurring substantial costs. In addition, purchase options and rights of first refusal held by tenants or partners in unconsolidated real estate ventures may also limit our ability to sell certain properties. All of these factors reduce our ability to respond to changes in the performance of our investments and could adversely affect our cash flow and ability to make distributions to shareholders as well as the ability of someone to purchase us, even if a purchase were in our shareholders’ best interests.
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
If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. For tax years beginning before January 1, 2018, we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. In addition, for tax years beginning after December 31, 2022, we would possibly also be subject to certain taxes enacted by the Inflation Reduction Act of 2022 that are applicable to non-REIT corporations, such as the nondeductible one percent excise tax on certain stock repurchases. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

We directly or indirectly (through disregarded subsidiaries or pass-through entities) own shares of certain subsidiaries that have elected to be taxed as REITs for U.S. federal income tax purposes. Any such subsidiary REIT is subject to the REIT qualification requirements and other limitations described herein that are applicable to us. If any such subsidiary REIT were to fail to qualify as a REIT, then (i) such subsidiary REIT would become subject to U.S. federal income tax and applicable state and local taxes on its taxable income at regular corporate rates and (ii) our ownership of shares in such subsidiary REIT would cease to be a qualifying asset for purposes of the asset tests applicable to REITs. In that case, it is possible that we would fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we could avail ourselves of certain relief provisions.

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
From time to time we seek to dispose of properties in transactions that are intended to qualify as tax-deferred “like kind exchanges” under Section 1031 of the Internal Revenue Code (a “Section 1031 Exchange”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. It is also possible that we are unable to identify and complete the acquisition of suitable replacement property to effect a Section 1031 Exchange. In any such case, our taxable income and earnings and profits would increase. This could increase the dividend income to our shareholders by reducing any return of capital they received. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.
Failure to obtain the tax benefits and remain compliant within Qualified Opportunity Zones and Keystone Opportunity Zones may have adverse consequences.
Certain of our properties have the benefit of governmental tax incentives for development in areas and neighborhoods which have not historically seen robust commercial development. These incentives typically have specific sunset provisions and may be subject to governmental discretion in the eligibility or award of the applicable incentives. We have invested and may continue to invest in Qualified Opportunity Zones as part of the federal program and Keystone Opportunity Zones in Pennsylvania due to the related tax benefits. The expiration of these incentive programs or the inability of potential tenants or users to be eligible for or to obtain governmental approval of the incentives may have an adverse effect on the value of our Properties and on our cash flow and net income, and may result in impairment charges. In addition, the failure to remain compliant with such programs may result in significant tax burdens.
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

Disaster Risk Factors
A pandemic, epidemic or outbreak of a contagious disease could adversely affect us.
Pandemics, epidemics, and other public health crises have impacted, and could continue to impact many countries around the globe, including the U.S. Demand for space at our properties is dependent on a variety of macroeconomic factors, such as employment levels, inflation, interest rates, changes in stock market valuations, rent levels and availability of competing space. These factors can be significantly adversely affected by a variety of factors beyond our control. The impact of pandemics, epidemics and other public health crises could negatively impact our business in a number of ways, including: (i) deterioration in the financial condition of our tenants and in their ability to pay rents; (ii) reduction in demand for space in our portfolio; (iii) costs associated with construction delays and cost overruns at our development and redevelopment projects; (iv) costs associated with higher inflation rates; (v) reduction in availability of, and increased costs of, capital; and (vi) failure of our contract counterparties, including partners in unconsolidated real estate ventures, to meet their obligations.
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
Rising interest rates could limit our ability to refinance existing debt when it matures or significantly increase our future interest expense. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement or termination of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under the applicable accounting guidance. In addition, an increase in interest rates could decrease the amounts third parties are willing or able to pay for our assets, thereby limiting our ability to recycle capital and change our portfolio promptly in response to changes in economic or other conditions. For more information about our interest costs on variable rate debt see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
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
Our credit facilities, term loans and the indenture governing our unsecured public debt securities contain (and any new or amended facility and term loans may contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only at unattractive terms. In addition, the mortgages on our properties, including mortgages encumbering our unconsolidated real estate ventures, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan. For more information about the terms and covenants relating to our indebtedness see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
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
Item 1B.    Unresolved Staff Comments
None.
Item 1C.    Cybersecurity
Risk Management and Strategy
Our information management and communication systems and networks, and related platforms and applications, are integral to the operation of our business. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management
We have strategically integrated cybersecurity risk management into our broader risk management framework to facilitate a company-wide awareness of cybersecurity risk management. This integration ensures that cybersecurity considerations are an integral part of our decision-making processes at every level. Our management team works closely with our IT department to continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. Our information security processes are designed to manage material risks from cybersecurity threats to our information systems and maintain the confidentiality, integrity and availability of our data.

Engage Third-parties on Risk Management
We engage external experts, including cybersecurity assessors and consultants, in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain consistent with industry best practices. These third-parties have performed threat assessments, and consultation on security enhancements and evolving best practices.
Oversee Third-party Risk
To address risks associated with third-party service providers, we review and assess the cybersecurity controls of our third-party service providers and vendors, as appropriate, and make changes to our business processes to manage these risks. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
We have not experienced a data or other cybersecurity breach in the past three years that have materially impaired our operations or resulted in a financial loss.

Governance and Oversight
Management’s Role Managing Risk
All Cybersecurity threats are reported to the Chief Technology and Innovation Officer (the “CTIO”), who promptly informs the General Counsel, Chief Financial Officer and other senior management officers of any cybersecurity incident or material cybersecurity threat. In the event of a cybersecurity incident, management is equipped with a comprehensive cybersecurity incident and breach management policy that addresses investigation, remediation, notification, communication and reporting. The cybersecurity incident and breach management policy prescribes actions to respond to the immediate cybersecurity incident as well as strategies intended to prevent future incidents.
Risk Management Personnel
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the CTIO, Mr. Jim Kurek. With over 20 years of experience in technology across multiple verticals, his expertise includes all facets of information technology including cyber security, infrastructure and operations, digital transformation, and data analytics. Mr. Kurek brings a wealth of expertise to his role. His in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.
Board of Trustee Oversight

Our Board of Trustees recognizes the critical need to manage cybersecurity risks. The Board has established oversight mechanisms to enhance effective governance in managing risks associated with cybersecurity threats. The Audit Committee, comprised of board members with diverse experiences and expertise, is central to the Board’s oversight of management’s governance and management of cybersecurity risks and strategies.

At least once each quarter, the CTIO provides reports to the Audit Committee, which include an update on cybersecurity practices and matters. Additionally, the CTIO provides comprehensive briefings to the Board annually. These briefings include a review and discussion of (i) our cybersecurity, data privacy and other information technology risks and related risk management strategies, policies and procedures to protect our business systems and information, and (ii) strategies, policies and procedures to respond to potential security breach incidents, including communications plans and disaster recovery procedures.

Item 2.    Properties
Overview
As of December 31, 2023, we owned 69 properties that contain an aggregate of approximately 12.7 million net rentable square feet and consist of 65 office properties and four mixed-use properties (collectively, the “Core Properties”). We also own one development property, one redevelopment property and one recently completed not yet stabilized property (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2023, the properties, excluding properties under development and redevelopment, were approximately 88.0% occupied. As of December 31, 2023, we also owned economic interests in twelve unconsolidated real estate ventures. See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.

Property Statistics
The following table shows lease expirations for the Core Properties as of December 31, 2023, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2024	769	$27,410	5.5%
2025	898	35,558	7.1%
2026	744	32,086	6.4%
2027	1,436	58,968	11.8%
2028	1,090	44,730	8.9%
2029	1,747	79,364	15.9%
2030	817	39,512	7.9%
2031	487	25,195	5.0%
2032	495	25,723	5.1%
2033	477	28,805	5.8%
2034 and thereafter	2,221	102,622	20.5%
	11,181	$499,973	100%
(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

The following table shows the geographic locations for the Core Properties as of December 31, 2023. For more information about our geographic locations, see Note 19 “Segment Information” to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2023	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	4,726	96.9%	4,579	$145,752	41.5%
Pennsylvania Suburbs	32	3,932	88.6%	3,482	113,778	32.3%
Austin	18	2,576	82.6%	2,128	60,260	17.1%
Other	8	1,464	81.1%	1,187	31,941	9.1%
	69	12,698	89.6%	11,376	$351,731	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.

The following table shows the major tenants of the Core Properties as of December 31, 2023 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$20,849	4.7%
Spark Therapeutics, Inc.	18,527	4.2%
Comcast Corporation	12,309	2.8%
FMC Corporation	11,830	2.7%
Troutman Pepper Hamilton Sanders LLP	10,308	2.3%
Lincoln National Management Co.	9,935	2.2%
Independence Blue Cross, LLC	8,255	1.9%
The Trustees of the University of Pennsylvania	7,670	1.7%
CSL Behring, LLC	7,280	1.6%
SailPoint Technologies, Inc.	7,336	1.7%
Other	329,005	74.2%
	$443,304	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2023. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
Developments/Redevelopments
As of December 31, 2023, we were developing/redeveloping 0.1 million rentable square feet of office/life science properties and one parking facility.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 20, 2024, there were 541 holders of record of our common shares and 20 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 20, 2024, the last reported sales price of the common shares on the NYSE was $4.15.
For each quarter in 2023 and 2022, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
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
Our Board of Trustees has adopted a dividend policy designed such that our quarterly distributions are consistent with our normalized annualized taxable income. We expect to make future quarterly distributions to shareholders; however, the timing and amount of future distributions will be at the discretion of our Board and will depend on our actual funds from operations, financial condition and capital requirements and the annual distribution requirements under the REIT provisions of the Internal Revenue Code.
See Note 15 “Share-Based Compensation, 401(k) Plan and Deferred Compensation,” to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 13 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2023.
In 2021, we redeemed 157,651 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $2.3 million. During 2022, we redeemed 307,516 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $4.0 million. During 2023, we redeemed 872 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $5,000.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the FTSE NAREIT All Equity REITs Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Office Index for the period beginning December 31, 2018 and ending December 31, 2023 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2018.

		Period Ending
Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
FTSE NAREIT All Equity REITs Index	100.00	125.53	150.58	172.90	137.56	160.85
Russell 2000 Index	100.00	128.66	122.07	172.49	129.45	144.16
FTSE NAREIT Equity Office Index	100.00	131.42	107.19	130.77	81.58	83.23
Brandywine Realty Trust	100.00	128.95	104.38	124.73	61.55	62.61
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2023, 2022 and

2021. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2023, we owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Our financial and operating performance is dependent upon the demand for office, life science, residential, parking, and retail space in our markets, our leasing results, our acquisition, disposition and development activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
Adverse changes in economic conditions, including inflation, and high interest rates, could result in a reduction of the availability of financing and higher borrowing costs. We continue to closely monitor the impact of the inflation and high interest rates on all aspects of our business, including the impact on our tenants, employees, and business partners. Vacancy rates may increase, and rental rates and rent collection rates may decline as the current economic climate may negatively impact tenants.
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, inflation, high interest rates and deteriorating financial and credit markets, could have a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2023 was 88.0% compared to 89.8% at December 31, 2022.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,698,115	12,791,041
Occupancy percentage (end of period)	88.0%	89.8%
Average occupancy percentage	88.9%	89.8%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	49.3%	64.1%
New leases and expansions commenced (square feet)	342,731	811,316
Leases renewed (square feet)	423,998	847,454
Net absorption (square feet)	(298,896)	(171,208)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	22.2%	24.9%
Renewal rental rates	10.9%	15.5%
Combined rental rates	13.5%	18.7%
Weighted average lease term for leases commenced (years)	6.2	6.8
Capital Costs Committed (5):
Leasing commissions (per square foot)	$7.65	$9.69
Tenant Improvements (per square foot)	$14.11	$30.77
Total capital per square foot per lease year	$3.23	$4.26
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 5.5% of our aggregate final annualized base rents as of December 31, 2023 (representing approximately 6.9% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2024. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $2.7 million or 1.4% of our accrued rent receivable balance as of December 31, 2023 compared to $3.9 million or 2.1% of our accrued rent receivable balance as of December 31, 2022.

If economic conditions deteriorate, including as a result of inflation and high interest rates we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. This condition would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
Development Risk
Development projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development and other agreements on favorable terms, and unexpected environmental and other hazards.
As of December 31, 2023 the following active development and redevelopment projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	$50,000	$42,435

In addition to the property listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.

As of December 31, 2023 the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs		Amount Funded
250 King of Prussia Road	Radnor, PA	Q3 2022	Redevelopment	168,294	$103,680	(a)	$88,244
(a)Total project costs include $20.6 million of existing property basis.

As of December 31, 2023 the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (60%)	Philadelphia, PA	Q4 2023	(a)	$300,000	$256,608	$186,727		$5,664	$—
3151 Market Street (65%)	Philadelphia, PA	Q3 2024	441,000	$316,909	$137,094	$174,300	(b)	$5,515	$—
One Uptown - Office (56%)	Austin, TX	Q4 2023	362,679	$201,616	$132,358	$121,650		$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$99,082	$85,000		$—	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail.
(b)Debt financing amount represents an estimate at 55% Loan-to-Value ratio for 3151 Market Street..

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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2023 and 2022. Refer to Part II, Item 7. “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the results of operations for the year ended December 31, 2021 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2022. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022
The following comparison for the year ended December 31, 2023 to the year ended December 31, 2022, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 67 properties containing an aggregate of approximately 12.2 million net rentable square feet that we owned and consolidated for the twelve-month periods ended December 31, 2023 and 2022. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2022 and owned and consolidated through December 31, 2023, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during 2023 and 2022,
(c)“Recently Completed/Acquired Properties,” which represents three properties placed into service or acquired on or subsequent to January 1, 2022,
(d)“Development/Redevelopment Properties,” which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“2022 and 2023 Dispositions,” which represents four properties disposed of during 2022 and 2023.

Comparison of Year Ended December 31, 2023 to the Year Ended December 31, 2022

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2023	2022	$ Change	% Change	2023	2022	2023	2022	2023	2022	2023	2022	$ Change	% Change
Revenue:
Rents	$428.9	$429.6	$(0.7)	(0.2)%	$24.6	$6.6	$—	$—	$26.3	$34.7	$479.8	$470.9	$8.9	1.9%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	24.4	24.1	24.4	24.1	0.3	1.2%
Other	1.1	1.0	0.1	10.0%	—	0.1	—	—	9.4	10.0	10.5	11.1	(0.6)	(5.4)%
Total revenue	430.0	430.6	(0.6)	(0.1)%	24.6	6.7	—	—	60.1	68.8	514.7	506.1	8.6	1.7%
Property operating expenses	114.7	114.8	(0.1)	(0.1)%	5.3	1.9	—	—	9.9	13.5	129.9	130.2	(0.3)	(0.2)%
Real estate taxes	44.6	47.1	(2.5)	(5.3)%	2.9	2.2	—	—	2.5	4.3	50.0	53.6	(3.6)	(6.7)%
Third party management expenses	—	—	—	—%	—	—	—	—	10.1	10.5	10.1	10.5	(0.4)	(3.8)%
Net operating income	270.7	268.7	2.0	0.7%	16.4	2.6	—	—	37.6	40.5	324.7	311.8	12.9	4.1%
Depreciation and amortization	155.6	152.0	3.6	2.4%	10.4	3.1	—	—	22.8	22.9	188.8	178.0	10.8	6.1%
General & administrative expenses									34.8	35.0	34.8	35.0	(0.2)	(0.6)%
Provision for impairment									131.6	4.7	131.6	4.7	126.9	2,700.0%
Net gain on disposition of real estate											(7.7)	(17.7)	10.0	(56.5)%
Net gain on sale of undepreciated real estate											(1.2)	(8.0)	6.8	(85.0)%
Operating income (loss)	$115.1	$116.7	$(1.6)	(1.4)%	$6.0	$(0.5)	$—	$—	$(151.6)	$(22.1)	$(21.6)	$119.8	$(141.4)	(118.0)%
Number of properties	67	67			3		2				72
Square feet	12.2	12.2			0.6		0.1				13.0
Core Occupancy % (b)	87.8%	90.8%			84.3%
Other Income (Expense):
Interest and investment income											1.7	1.9	(0.2)	(10.5)%
Interest expense											(95.5)	(68.8)	(26.7)	38.8%
Interest expense — Deferred financing costs											(4.4)	(3.1)	(1.3)	41.9%
Equity in loss of unconsolidated real estate ventures											(77.9)	(22.0)	(55.9)	254.1%
Net gain on real estate venture transactions											0.2	26.7	(26.5)	(99.3)%
Gain (loss) on early extinguishment of debt											0.2	(0.4)	0.6	(150.0)%
Income tax provision											(0.1)	(0.1)	—	—%
Net income (loss)											$(197.4)	$54.0	$(251.4)	(465.6)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(1.15)	$0.31	$(1.46)	(471.0)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio increased $8.9 million primarily as a result of the following:
•$18.0 million increase related to our Recently Completed/Acquired Properties which comprise 405 Colorado, Austin TX, 250 King of Prussia Road, Radnor, PA and 2340 Dulles Corner Boulevard, Herndon VA;
•$7.3 million decrease due to the sales of 8521 Leesburg Pike, Vienna, VA in the fourth quarter of 2023, Three Barton Skyway, Austin, TX in the third quarter of 2023 and 200 Barr Harbor Drive in the fourth quarter of 2022; and
•$3.2 million decrease due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in the third quarter of 2023 and removing one building from service in our Philadelphia CBD segment in the third quarter of 2022.

The remaining $1.4 million increase in Rents is primarily due to increased rental rates across our Same Store Property Portfolio, as well as increased use of our properties as more tenants implement return to office policies resulting in higher tenant reimbursements.

Real Estate Taxes

The $3.6 million decrease is primarily due to a reduction in tax assessments in 2023 compared to 2022 on properties in our Austin Texas segment.
Depreciation and Amortization
Depreciation and amortization expense increased primarily as a result of the following:
•$7.3 million increase due to the placement into service of our Recently Completed/Acquired Properties; and
•$2.6 million increase related to accelerated depreciation on the tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment;
Provision for Impairment
During the fourth quarter of 2023, we recognized a provision for impairment of $103.2 million on three properties in the Metropolitan Washington, D.C. area within our Other segment. These impairments resulted from the shortened hold period assumptions for the assets as a result of our plan to exit these markets. Additionally, we recognized a provision for impairment of $12.3 million on an office property located within our Other segment, prior to sale.
During the third quarter of 2023, we recognized a provision for impairment of $11.7 million on office properties located in our Pennsylvania Suburbs segment. The estimated fair value was based upon a pending purchase and sale agreement as of September 30, 2023 that was not completed as of December 31, 2023 due to the termination of the purchase and sale agreement.
During the second quarter of 2023, we recognized a provision for impairment of $4.5 million on an office property located in our Austin Texas, segment which met the held for sale criteria as of June 30, 2023 and was sold during the three months ended September 30, 2023.
During 2022, we recognized a provision for impairment of $4.7 million on an office property located in the Metropolitan Washington, D.C. area of our Other segment that we expect to sell to a third party. See Note 3 “Real Estate Investments,” for further information.
Net Gain on Disposition of Real Estate
The $7.7 million gain on disposition of real estate for 2023 is due to the sale of a retail building located at 200 North Radnor Chester Road, Radnor, Pennsylvania for a gross sales price of $14.2 million and net cash proceeds of $13.8 million.
The $17.7 million gain on disposition of real estate for 2022 primarily resulted from the following sales transactions:
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

Net Gain on Sale of Undepreciated Real Estate

The gain of $1.2 million recognized during 2023 is due to the following:

•The $0.8 million gain related to the contribution of a prepaid leasehold interest to the 3151 Market Street Venture at fair value; and
•The $0.4 million gain related to the sale of Dabney East, a 11.6 acre lot of land located in Richmond Virginia ("Dabney East").

The gain of $8.0 million recognized during 2022 is due to the following:
•$0.9 million related to the sale of two parcels of land in our Other Segment during the three months ended March 31, 2022;

•$4.1 million related to the sale of one parcel of land in our Other segment and the sale of a portfolio of four parcels of land and two office buildings in our Other segment during the three months ended June 30, 2022; and
•$2.6 million gain due to formation of the 3151 Market Street Venture, which resulted in deconsolidation of the project.

Interest Expense
Interest expense increased primarily due to a full year of our interest incurred on the $350.0 million principal amount of the 2028 Notes which carry an effective interest rate of 7.98% per annum compared to the retired 3.95% Guaranteed Notes due 2023 (the “2023 Notes”), which carried an effective interest rate of 3.87% per annum. In addition, we closed on our $245 million secured term loan which we used to pay down our line of credit and obtained another $70 million unsecured term loan in March 2023, resulting in higher leverage at higher interest rates over the prior period.

Equity in Loss of Unconsolidated Real Estate Ventures
The increased losses from our unconsolidated real estate ventures is due to the other-than-temporary impairment of approximately $37.2 million related to our unconsolidated joint ventures and $12.5 million due to higher interest rates on the outstanding indebtedness of the portfolio of joint ventures. See Note 4 “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.

Net Gain on Real Estate Venture Transactions
The $26.7 million net gain on real estate venture transactions in 2022 is due to the sale of our 50% ownership interest in the 1919 Market Joint Venture for a gross sales price of $38.8 million. We received cash proceeds of $83.3 million, inclusive of proceeds from the repayment of the $44.3 million outstanding loan between Brandywine and the venture. See Note 4 “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.

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

As of December 31, 2023, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2024 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2023 we were in compliance with all of our debt covenants and requirement obligations.
On June 30, 2022, we executed the 2022 Credit Agreement, which, among other things, provides for the Revolving Credit Facility and Term Loan. As of December 31, 2023, based on the Operating Partnership's unsecured senior debt rating, the applicable margin for revolving loans under the Revolving Credit Facility was 105.0 basis points (excluding the applicable facility fee of 25 basis points) and was 120.0 basis points for the Term Loan, plus, in each case, a daily Secured Overnight Offering Rate ("SOFR") adjustment of 10 basis points. Through a series of interest rate swaps, the $250.0 million principal amount of the Term Loan had a fixed interest rate of 5.01% until June 30, 2027. See Note 9 “Debt Obligations," for further information.

On December 13, 2022, we completed an underwriting offering of the 2028 Notes. The 2028 Notes were priced at 99.06% of their face amount and they have been reflected net of a discount of $3.3 million in the consolidated balance sheet as of December 31, 2022. We received approximately $344.6 million after deducting for underwriting discounts and offering expenses.
On December 20, 2022, we used a portion of the net proceeds from the offering of the 2028 Notes to repurchase $295.7 million aggregate principal amount of the 2023 Notes, through a tender offer, together with $4.1 million of accrued and unpaid interest thereon. We recognized a $0.4 million loss on early extinguishment of debt related to the total repurchase. On January 20, 2023, we completed the redemption of the remaining $54.3 million aggregate principal amount of the 2023 Notes.
On January 19, 2023, we closed on a term loan secured by seven operating properties with an aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility matures on February 6, 2028. We used the net proceeds from the Secured Facility for general corporate purposes, including to reduce outstanding borrowings under our unsecured credit facility. See Note 9 “Debt Obligations,” for further information.
On March 1, 2023, we closed on an unsecured term loan with a principal amount of $70.0 million (the “Unsecured Term Loan”). The Unsecured Term Loan has a scheduled maturity date of February 28, 2024 with an option to extend for twelve months and bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment. The Company exercised its option to extend the Facility for an additional twelve months on January 24, 2024. See Note 9 “Debt Obligations,” for further information.
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
The 2028 Notes include an interest rate adjustment provision whereby the interest rate payable on the notes is subject to a 25 basis point adjustment if either Moody's Investors Services Inc, and its successors, ("Moody's") or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 7.80% in September 2023 due to the coupon adjustment provisions within the note.
As of December 31, 2023, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba1	BBB-
Outlook	Negative	Negative
Subsequent to December 31, 2023, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate will increase 25 basis points to 8.05% in March 2024.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of December 31, 2023, amounted to $1,888.6 million. The Operating Partnership’s secured debt obligations as of December 31, 2023 amounted to $258.8 million.
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
Capital Recycling
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During 2023, we contributed to the 3151 Market Street Venture 200,000 square feet of FAR, which represents buildable density, at the project site, and, upon contribution at fair market value, recognized a gain, net of transaction costs, of $0.8 million.
During the year ended December 31, 2023, we completed the sale of Three Barton Skyway, a 173,302 square foot office building located in Austin, Texas for $53.3 million, 200 N Radnor Chester Road, a 17,884 square foot retail building located in Radnor, Pennsylvania for $14.2 million and 8521 Leesburg Pike a 150,897 square foot office building located in Vienna, Virginia for $11.0 million. We also completed the sale of our Byberry land purchase option, an option to purchase 50.0 acres of land located in Philadelphia, Pennsylvania for $9.6 million and the sale of Dabney East for $1.6 million. The net proceeds were used for general corporate purposes.
As of December 31, 2023, we had $58.3 million of cash and cash equivalents and $560.7 million of available borrowings under our unsecured credit facility, net of $39.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2024 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2023 and 2022, we maintained cash and cash equivalents and restricted cash of $67.5 million and $17.6 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
Activity	2023	2022	(Decrease) Increase
Operating	$177,273	$209,307	$(32,034)
Investing	(174,912)	(190,589)	15,677
Financing	46,786	(28,631)	75,417
Net cash flows	$49,147	$(9,913)	$59,060
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the re/.sources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the decrease in average occupancy in 2023 compared to 2022.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2023, when compared to the year ended December 31, 2022, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(4,301)
Capital expenditures and capitalized interest	106,554
Capital improvements/acquisition deposits/leasing costs	26,732
Joint venture investments	(38,494)
Proceeds from the sale of properties	12,594
Proceeds from note receivable	(44,300)
Capital distributions from unconsolidated real estate ventures	(43,108)
Decrease in net cash used in investing activities	$15,677
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2023, when compared to the year ended December 31, 2022, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(284,176)
Repayments of debt obligations	340,970
Redemption of limited partnership units	4,001
Debt financing costs paid	5,504
Dividends and distributions paid	6,548
Other financing activities	2,570
Increase in net cash provided by financing activities	$75,417

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
	(dollars in thousands)
Balance: (a)
Fixed rate	$1,985,000	$1,554,301
Variable rate - unhedged (b) (c)	162,434	417,110
Total	$2,147,434	$1,971,411
Percent of Total Debt:
Fixed rate	92.4%	78.8%
Variable rate - unhedged	7.6%	21.2%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	5.1%	4.9%
Variable rate - unhedged	7.1%	5.6%
Total	5.2%	5.0%
Weighted-average maturity in years:
Fixed rate	3.8	4.6
Variable rate - unhedged	6.3	5.9
Total	4.0	4.8
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, our unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap is January 31, 2023.
(c)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2023 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2024	$340,000	3.8%
2025	70,000	7.2%
2026	13,824	7.8%
2027	700,000	4.4%
2028	595,000	7.1%
2029	350,000	4.3%
2030	—	—%
2031	—	—%
2032	—	—%
2033	—	—%
Thereafter	78,610	6.9%
Totals	$2,147,434	5.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2023.
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2023, the Parent Company paid dividends in excess of the 90% criterion. See Note 13 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter of 2023.
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
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2023, had $6.2 million of future contractual obligations. We are also committed to making additional contributions under the program. We estimate that, as of December 31, 2023, these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million. See Note 20 “Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
In connection with the formation of the Commerce Square Venture, we committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with our joint venture partner of which $9.5 million has been contributed by us as of December 31, 2023.
We have committed to contribute $15.0 million to a newly-formed venture capital fund that invests in early-stage life science companies.
As part of our September 2004 acquisition of a portfolio of properties (which the we refer to as the “TRC acquisition”), we acquired our interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a VIE and we, through our ownership of the second and third mortgages, are the primary beneficiary. On October 21, 2020, we also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, we have agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If we were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, we may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, we will be required to pay these certain former owners an amount estimated at approximately $0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within “Other liabilities” on the consolidated balance sheets.

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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2023, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,490.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities with an outstanding principal balance of $78.6 million, (iii) a $600.0 million Credit Facility with no outstanding borrowings, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million, (v) a construction loan for the property at 155 King of Prussia Road with an outstanding balance of $13.8 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2023, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,386.6 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $13.9 million at December 31, 2023.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $412.4 million as of December 31, 2023. The total fair value of our variable rate debt was approximately $370.7 million at December 31, 2023. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $12.3 million at December 31, 2023. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $13.1 million at December 31, 2023.
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
The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(197,948)	$53,538
Add (deduct):
Amount allocated to unvested restricted unitholders	567	456
Net gain on real estate venture transactions	(181)	(26,718)
Net gain on disposition of real estate	(7,736)	(17,677)
Provision for impairment	131,573	4,663
Company's share of impairment of an unconsolidated real estate venture	37,175	—
Depreciation and amortization:
Real property	159,213	149,026
Leasing costs including acquired intangibles	26,131	25,989
Company’s share of unconsolidated real estate ventures	50,565	49,743
Partners’ share of consolidated real estate ventures	(20)	(18)
Funds from operations	$199,339	$239,002
Funds from operations allocable to unvested restricted shareholders	(1,043)	(770)
Funds from operations available to common share and unit holders (FFO)	$198,296	$238,232
Weighted-average shares/units outstanding — basic (a)	172,475,645	172,036,481
Weighted-average shares/units outstanding — fully diluted (a)	173,046,299	172,870,758
(a)Includes common shares and partnership units outstanding through the years ended December 31, 2023 and December 31, 2022, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Item 9B.    Other Information
During the three months ended December 31, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2023, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2024 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2024 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2024 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2024 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2024 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust) (PCAOB ID No. 238)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.) (PCAOB ID No. 238)	F-3

Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-5

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-6

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	F-7

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2023, 2022 and 2021	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-11

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-13

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021	F-14

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023, 2022 and 2021	F-15

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2023, 2022 and 2021	F-16

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021	F-17

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-19

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2023, 2022 and 2021	F-58

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2019 with reconciliations for the years ended December 31, 2023, 2022 and 2021
F-59
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

4.2	Form of 4.100% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on September 17, 2014 and incorporated herein by reference).
4.3	Form of 4.550% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.4	Form of 3.950% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.5	Form of 4.100% Guaranteed Notes due 2024 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference)
4.6	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference)
4.7	Form of 7.550% Guaranteed Notes due 2028 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 13, 2022 and incorporated herein by reference)
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

10.14	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)
10.15	Schedule of Non-Employee Trustee Compensation** (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)
10.16
Form of 2021 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on March 10, 2021 and incorporated herein by reference)

10.17	Form of 2022-2024 Performance Share Unit Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended Mach 31, 2022 and incorporated herein by reference).
10.18	2022-2024 Performance Share Unit Program** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)
10.19
Form of 2022 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference)

10.20	Form of 2023-2025 Performance Share Unit Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)
10.21	2023-2025 Performance Share Unit Program ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)
10.22
Form of 2023 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

10.23
Form of Change in Control Agreement with Executive Officers (Johnstone, Neuman and Redd)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

10.24
Brandywine Realty Trust 2023 Long-Term Incentive Plan** (previously filed as Appendix B to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on March 31, 2023 and incorporated herein by reference)

14.1
Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

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

97.1	Brandywine Realty Trust Dodd-Frank Clawback Policy, effective October 2, 2023 (filed herewith)
99.1	Material Federal Income Tax Considerations (filed herewith)
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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
Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Diggs	Chairman of the Board and Trustee	February 22, 2024
James C. Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 22, 2024
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 22, 2024
Reginald DesRoches

/s/ Joan Lau	Trustee	February 22, 2024
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 22, 2024
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 22, 2024
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 22, 2024
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
Date: February 22, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Diggs	Chairman of the Board and Trustee	February 22, 2024
James Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 22, 2024
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2024
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 22, 2024
Reginald DesRoches

/s/ Joan Lau	Trustee	February 22, 2024
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 22, 2024
Charles P. Pizzi

/s/ Terri A. Herubin	Trustee	February 22, 2024
Terri A. Herubin

/s/ H. Richard Haverstick, Jr.	Trustee	February 22, 2024
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of beneficiaries’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Company’s gross carrying value of real estate investment operating properties was $3,542 million as of December 31, 2023. The Company recorded impairment losses of $131.6 million related to real estate investments during the year ended December 31, 2023. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. If the recoverability analysis indicates that the carrying value of the tested real estate investment is not recoverable, the real estate investment is written down to its fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its fair value. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Management estimated the fair value of its impaired property and the related impairment loss based on (i) purchase and sale agreements or (ii) discounted cash flow models using significant unobservable inputs, which were discount rates and residual capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of real estate investments and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and residual capitalization rates used in developing the estimated fair value of the real estate investments based on discounted cash flow models.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of real estate investments, including controls over the development of the fair value estimates. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of real estate investments, (ii) evaluating the appropriateness of the discounted cash flow model used by management, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount rates and residual capitalization rates. Evaluating the reasonableness of the significant assumptions used by management involved considering (i) the accuracy of the data used to derive the assumptions; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2024

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income, of partners’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments

As described in Notes 2 and 3 to the consolidated financial statements, the Partnership’s gross carrying value of real estate investment operating properties was $3,542 million as of December 31, 2023. The Partnership recorded impairment losses of $131.6 million related to real estate investments during the year ended December 31, 2023. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. For real estate investments, management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. If the recoverability analysis indicates that the carrying value of the tested real estate investment is not recoverable, the real estate investment is written down to its fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its fair value. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Management estimated the fair value of its impaired property and the related impairment loss based on (i) purchase and sale agreements or (ii) discounted cash flow models using significant unobservable inputs, which were discount rates and residual capitalization rates.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of real estate investments and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to discount rates and residual capitalization rates used in developing the estimated fair value of the real estate investments based on discounted cash flow models.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s impairment assessments of real estate investments, including controls over the development of the fair value estimates. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of real estate investments, (ii) evaluating the appropriateness of the discounted cash flow model used by management, (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to discount rates and residual capitalization rates. Evaluating the reasonableness of the significant assumptions used by management involved considering (i) the accuracy of the data used to derive the assumptions; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 22, 2024

We have served as the Partnership’s auditor since 2003.

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,542,232	$3,617,240
Accumulated depreciation	(1,131,792)	(1,063,060)
Right of use asset - operating leases, net	19,031	19,664
Operating real estate investments, net	2,429,471	2,573,844
Construction-in-progress	135,529	218,869
Land held for development	82,510	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,675,272	2,904,788
Cash and cash equivalents	58,319	17,551
Restricted cash and escrows	9,215	—
Accounts receivable	11,977	11,003
Accrued rent receivable, net of allowance of $2,672 and $3,947 as of December 31, 2023 and December 31, 2022, respectively	186,708	179,771
Investment in unconsolidated real estate ventures	601,227	567,635
Deferred costs, net	95,984	96,639
Intangible assets, net	7,694	18,451
Other assets	86,051	78,667
Total assets	$3,732,447	$3,874,505
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loan, net	$255,671	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,499	248,168
Unsecured senior notes, net	1,564,662	1,628,370
Accounts payable and accrued expenses	123,825	132,440
Distributions payable	26,017	32,792
Deferred income, gains and rent	24,248	25,082
Intangible liabilities, net	8,270	10,322
Lease liability - operating leases	23,369	23,166
Other liabilities	63,729	52,331
Total liabilities	$2,408,290	$2,241,171
Commitments and contingencies (See Note 20)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,097,661 and 171,569,807 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,719	1,716
Additional paid-in-capital	3,163,949	3,153,229
Deferred compensation payable in common shares	19,965	19,601
Common shares in grantor trust, 1,194,127 and 1,179,643 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	(19,965)	(19,601)
Cumulative earnings	979,406	1,176,195
Accumulated other comprehensive income (loss)	(668)	3,897
Cumulative distributions	(2,827,022)	(2,709,405)
Total Brandywine Realty Trust's equity	1,317,384	1,625,632
Noncontrolling interests	6,773	7,702
Total beneficiaries' equity	$1,324,157	$1,633,334
Total liabilities and beneficiaries' equity	$3,732,447	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2023	2022	2021
Revenue
Rents	$479,849	$470,851	$451,519
Third party management fees, labor reimbursement and leasing	24,417	24,132	26,444
Other	10,385	11,117	8,856
Total revenue	514,651	506,100	486,819
Operating expenses
Property operating expenses	129,885	130,209	121,890
Real estate taxes	49,974	53,645	53,621
Third party management expenses	10,088	10,547	12,800
Depreciation and amortization	188,797	177,984	178,105
General and administrative expenses	34,862	35,006	30,153
Provision for impairment	131,573	4,663	—
Total operating expenses	545,179	412,054	396,569
Gain on sale of real estate
Net gain on disposition of real estate	7,736	17,677	142
Net gain on sale of undepreciated real estate	1,211	8,007	2,903
Total gain on sale of real estate	8,947	25,684	3,045
Operating income (loss)	(21,581)	119,730	93,295
Other income (expense):
Interest and investment income	1,671	1,905	8,295
Interest expense	(95,456)	(68,764)	(62,617)
Interest expense - amortization of deferred financing costs	(4,369)	(3,091)	(2,836)
Equity in loss of unconsolidated real estate ventures	(77,915)	(22,016)	(26,697)
Net gain on real estate venture transactions	181	26,718	2,973
Gain (loss) on early extinguishment of debt	138	(435)	—
Net income (loss) before income taxes	(197,331)	54,047	12,413
Income tax provision	(72)	(55)	(47)
Net income (loss)	(197,403)	53,992	12,366
Net (income) loss attributable to noncontrolling interests	614	(168)	(77)
Net income (loss) attributable to Brandywine Realty Trust	(196,789)	53,824	12,289
Nonforfeitable dividends allocated to unvested restricted shareholders	(567)	(456)	(421)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(197,356)	$53,368	$11,868
Basic income (loss) per Common Share	$(1.15)	$0.31	$0.07
Diluted income (loss) per Common Share	$(1.15)	$0.31	$0.07
Basic weighted average shares outstanding	171,959,210	171,491,369	170,878,185
Diluted weighted average shares outstanding	171,959,210	172,325,646	172,273,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(197,403)	$53,992	$12,366
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,579)	5,371	4,817
Amortization of interest rate contracts (1)	—	564	752
Total comprehensive income (loss)	(4,579)	5,935	5,569
Comprehensive income (loss)	(201,982)	59,927	17,935
Comprehensive (income) loss attributable to noncontrolling interest	628	(186)	(105)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(201,354)	$59,741	$17,830
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2023, 2022 and 2021
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2020	170,572,964	1,160,494	$1,707	$3,138,152	$17,516	$(17,516)	$1,110,083	$(7,561)	$(2,448,238)	$10,505	$1,804,648
Net income							12,289			77	12,366
Other comprehensive income								5,541		28	5,569
Issuance of Common Shares of Beneficial Interest	226,695		3	3,049							3,052
Issuance of partnership interest in consolidated real estate ventures										2,765	2,765
Redemption of LP Units										(2,334)	(2,334)
Share-based compensation activity	344,656	70,645	2	6,352							6,354
Share Issuance from/(to) Deferred Compensation Plan	(18,058)	(61,436)		(198)	975	(975)					(198)
Reallocation of Noncontrolling interest				(569)						569	—
Distributions declared $0.76 per share)									(130,345)	(658)	(131,003)
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							53,824			168	53,992
Other comprehensive income								5,917		18	5,935
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	469,529	85,384	4	7,714							7,718
Share Issuance from/(to) Deferred Compensation Plan	(25,979)	(75,444)		(312)	1,110	(1,110)					(312)
Reallocation of Noncontrolling interest				(959)			(1)			959	(1)
Distributions declared ($0.76 per share)									(130,822)	(389)	(131,211)
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net income							(196,789)			(614)	$(197,403)
Other comprehensive income								(4,565)		(14)	$(4,579)
Share-based compensation activity	545,544	76,505	3	10,877							$10,880
Share Issuance from/(to) Deferred Compensation Plan	(17,690)	(62,021)		(108)	364	(364)					$(108)
Reallocation of Noncontrolling interest				(49)						49	$—
Distributions declared ($0.68 per share)									(117,617)	(350)	$(117,967)
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(197,403)	$53,992	$12,366
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188,797	177,984	178,105
Amortization of deferred financing costs	4,369	3,091	2,836
Amortization of debt discount/(premium), net	(1,056)	(5,254)	(1,951)
Amortization of stock compensation costs	9,847	8,939	7,130
Straight-line rent income	(9,270)	(13,631)	(13,485)
Amortization of acquired above (below) market leases, net	(1,256)	(2,581)	(5,377)
Straight-line ground rent expense	799	814	918
Net gain on real estate venture transactions	(181)	(26,718)	(2,973)
Total gain on sale of real estate	(8,947)	(25,684)	(3,045)
Gain (loss) on early extinguishment of debt	(138)	435	—
Provision for impairment	131,573	4,663	—
Loss from unconsolidated real estate ventures, including income distributions	77,915	23,522	26,697
Income tax provision	72	55	47
Changes in assets and liabilities:
Accounts receivable	241	1,328	2,506
Other assets	(2,831)	(1,120)	(19,325)
Accounts payable and accrued expenses	(12,928)	5,405	2,974
Deferred income, gains and rent	(86)	1,567	2,986
Other liabilities	(2,244)	2,500	465
Net cash provided by operating activities	177,273	209,307	190,874
Cash flows from investing activities:
Acquisition of properties	(7,747)	(3,446)	—
Proceeds from the sale of properties	76,804	64,210	10,303
Proceeds from insurance	—	—	1,250
Proceeds from note receivable	—	44,300	50,000
Capital expenditures for tenant improvements	(48,939)	(86,774)	(56,830)
Capital expenditures for redevelopments	(59,984)	(87,223)	(48,022)
Capital expenditures for developments	(47,537)	(89,017)	(30,269)
Advances for the purchase of tenant assets, net of repayments	(998)	(447)	270
Investment in unconsolidated real estate ventures	(85,922)	(47,428)	(31,643)
Deposits for real estate	3,500	(4,900)	(2,550)
Capital distributions from unconsolidated real estate ventures	3,790	46,898	27,028
Leasing costs paid	(7,879)	(26,762)	(19,852)
Net cash used in investing activities	(174,912)	(190,589)	(100,315)
Cash flows from financing activities:
Proceeds from credit facility borrowings	215,000	478,000	154,000
Repayments of credit facility borrowings	(303,500)	(412,500)	(131,000)
Proceeds from unsecured notes	—	350,000	—
Repayments of unsecured notes	(64,164)	(296,134)	—
Proceeds from unsecured term loan	70,000	—	—
Proceeds from secured term loan	245,000	—	—
Proceeds from construction loan	13,824	—	—
Debt financing costs paid	(4,371)	(9,875)	—
Exercise of stock options, net	—	—	(63)
Shares used for employee taxes upon vesting of share awards	(371)	(2,941)	(1,762)
Partner contributions to consolidated real estate venture	—	—	2,765
Redemption of limited partnership units	(5)	(4,006)	(2,334)
Distributions paid to shareholders	(124,255)	(130,724)	(130,255)
Distributions to noncontrolling interest	(372)	(451)	(687)
Net cash provided by (used in) financing activities	46,786	(28,631)	(109,336)
Increase/(Decrease) in cash and cash equivalents and restricted cash	49,147	(9,913)	(18,777)
Cash and cash equivalents and restricted cash at beginning of year	18,387	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$67,534	$18,387	$28,300

Reconciliation of cash and cash equivalents and restricted cash:

Cash and cash equivalents, beginning of period	$17,551	$27,463	$46,344
Restricted cash, beginning of period	836	837	733
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300	$47,077

Cash and cash equivalents, end of period	$58,319	$17,551	$27,463
Restricted cash, end of period	9,215	836	837
Cash and cash equivalents and restricted cash, end of period	$67,534	$18,387	$28,300

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2023, 2022 and 2021 of $16,410, $10,517 and $8,689 respectively	$107,838	$85,761	$72,391
Cash paid for income taxes	550	902	785
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,017	32,792	32,765
Extinguishment of debt costs accrued in financing activities	—	393	—
Change in investment in real estate ventures as a result of deconsolidation	8,595	107,057	32,761
Change in operating real estate from deconsolidation of operating properties	(7,814)	(92,009)	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(15,048)	(2,688)
Change in capital expenditures financed through accounts payable at period end	(3,282)	(6,135)	22,744
Change in capital expenditures financed through retention payable at period end	2,715	(7,165)	(613)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2023	December 31, 2022
ASSETS
Real estate investments:
Operating properties	$3,542,232	$3,617,240
Accumulated depreciation	(1,131,792)	(1,063,060)
Right of use asset - operating leases, net	19,031	19,664
Operating real estate investments, net	2,429,471	2,573,844
Construction-in-progress	135,529	218,869
Land held for development	82,510	76,499
Prepaid leasehold interests in land held for development, net	27,762	35,576
Total real estate investments, net	2,675,272	2,904,788
Cash and cash equivalents	58,319	17,551
Restricted cash and escrows	9,215	—
Accounts receivable	11,977	11,003
Accrued rent receivable, net of allowance of $2,672 and $3,947 as of December 31, 2023 and December 31, 2022, respectively	186,708	179,771
Investment in unconsolidated real estate ventures	601,227	567,635
Deferred costs, net	95,984	96,639
Intangible assets, net	7,694	18,451
Other assets	86,051	78,667
Total assets	$3,732,447	$3,874,505
LIABILITIES AND PARTNERS' EQUITY
Secured term loan, net	$255,671	$—
Unsecured credit facility	—	88,500
Unsecured term loan, net	318,499	248,168
Unsecured senior notes, net	1,564,662	1,628,370
Accounts payable and accrued expenses	123,825	132,440
Distributions payable	26,017	32,792
Deferred income, gains and rent	24,248	25,082
Intangible liabilities, net	8,270	10,322
Lease liability - operating leases	23,369	23,166
Other liabilities	63,729	52,331
Total liabilities	$2,408,290	$2,241,171
Commitments and contingencies (See Note 20)
Redeemable limited partnership units at redemption value; 515,595 and 516,467 issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	2,785	3,195
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 172,097,661 and 171,569,807 units issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	1,319,572	1,623,738
Accumulated other comprehensive income (loss)	(1,010)	3,569
Total Brandywine Operating Partnership, L.P.'s equity	1,318,562	1,627,307
Noncontrolling interest - consolidated real estate ventures	2,810	2,832
Total partners' equity	$1,321,372	$1,630,139
Total liabilities and partners' equity	$3,732,447	$3,874,505
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2023	2022	2021
Revenue
Rents	$479,849	$470,851	$451,519
Third party management fees, labor reimbursement and leasing	24,417	24,132	26,444
Other	10,385	11,117	8,856
Total revenue	514,651	506,100	486,819
Operating expenses
Property operating expenses	129,885	130,209	121,890
Real estate taxes	49,974	53,645	53,621
Third party management expenses	10,088	10,547	12,800
Depreciation and amortization	188,797	177,984	178,105
General and administrative expenses	34,862	35,006	30,153
Provision for impairment	131,573	4,663	—
Total operating expenses	545,179	412,054	396,569
Gain on sale of real estate
Net gain on disposition of real estate	7,736	17,677	142
Net gain on sale of undepreciated real estate	1,211	8,007	2,903
Total gain on sale of real estate	8,947	25,684	3,045
Operating income (loss)	(21,581)	119,730	93,295
Other income (expense):
Interest and investment income	1,671	1,905	8,295
Interest expense	(95,456)	(68,764)	(62,617)
Interest expense - amortization of deferred financing costs	(4,369)	(3,091)	(2,836)
Equity in loss of unconsolidated real estate ventures	(77,915)	(22,016)	(26,697)
Net gain on real estate venture transactions	181	26,718	2,973
Gain (loss) on early extinguishment of debt	138	(435)	—
Net income (loss) before income taxes	(197,331)	54,047	12,413
Income tax provision	(72)	(55)	(47)
Net income (loss)	(197,403)	53,992	12,366
Net loss attributable to noncontrolling interests - consolidated real estate ventures	22	2	3
Net income (loss) attributable to Brandywine Operating Partnership	(197,381)	53,994	12,369
Nonforfeitable dividends allocated to unvested restricted unitholders	(567)	(456)	(421)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(197,948)	$53,538	$11,948
Basic income (loss) per Common Partnership Unit	$(1.15)	$0.31	$0.07
Diluted income (loss) per Common Partnership Unit	$(1.15)	$0.31	$0.07
Basic weighted average common partnership units outstanding	172,475,645	172,036,481	171,770,843
Diluted weighted average common partnership units outstanding	172,475,645	172,870,758	173,165,898
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(197,403)	$53,992	$12,366
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(4,579)	5,371	4,817
Amortization of interest rate contracts (1)	—	564	752
Total comprehensive income (loss)	(4,579)	5,935	5,569
Comprehensive income (loss)	(201,982)	59,927	17,935
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	22	2	3
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(201,960)	$59,929	$17,938
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2023, 2022 and 2021
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2020	170,572,964	$1,800,945	$(7,935)	$72	$1,793,082
Net income		12,369		(3)	12,366
Other comprehensive income			5,569		5,569
Deferred compensation obligation	(18,058)	(198)			(198)
Issuance of LP Units	226,695	3,052			3,052
Repurchase and retirement of LP units		(2,334)			(2,334)
Issuance of partnership interest in consolidated real estate ventures				2,765	2,765
Share-based compensation activity	344,656	6,354			6,354
Adjustment of redeemable partnership units to liquidation value at period end		(232)			(232)
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,345)			(130,345)
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income		53,994		(2)	53,992
Other comprehensive income			5,935		5,935
Deferred compensation obligation	(25,979)	(312)			(312)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	469,529	7,718			7,718
Adjustment of redeemable partnership units to liquidation value at period end		7,555			7,555
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,822)			(130,822)
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net income		(197,381)		(22)	$(197,403)
Other comprehensive income			(4,579)		$(4,579)
Deferred compensation obligation	(17,690)	(108)			$(108)
Share-based compensation activity	545,544	10,880			$10,880
Adjustment of redeemable partnership units to liquidation value at period end		60			$60
Distributions declared to general partnership unitholders ($0.68 per unit)		(117,617)			$(117,617)
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	1,321,372
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(197,403)	$53,992	$12,366
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	188,797	177,984	178,105
Amortization of deferred financing costs	4,369	3,091	2,836
Amortization of debt discount/(premium), net	(1,056)	(5,254)	(1,951)
Amortization of stock compensation costs	9,847	8,939	7,130
Straight-line rent income	(9,270)	(13,631)	(13,485)
Amortization of acquired above (below) market leases, net	(1,256)	(2,581)	(5,377)
Straight-line ground rent expense	799	814	918
Net gain on real estate venture transactions	(181)	(26,718)	(2,973)
Total gain on sale of real estate	(8,947)	(25,684)	(3,045)
Gain (loss) on early extinguishment of debt	(138)	435	—
Provision for impairment	131,573	4,663	—
Loss from unconsolidated real estate ventures, including income distributions	77,915	23,522	26,697
Income tax provision	72	55	47
Changes in assets and liabilities:
Accounts receivable	241	1,328	2,506
Other assets	(2,831)	(1,120)	(19,325)
Accounts payable and accrued expenses	(12,928)	5,405	2,974
Deferred income, gains and rent	(86)	1,567	2,986
Other liabilities	(2,244)	2,500	465
Net cash provided by operating activities	177,273	209,307	190,874
Cash flows from investing activities:
Acquisition of properties	(7,747)	(3,446)	—
Proceeds from the sale of properties	76,804	64,210	10,303
Proceeds from insurance	—	—	1,250
Proceeds from note receivable	—	44,300	50,000
Capital expenditures for tenant improvements	(48,939)	(86,774)	(56,830)
Capital expenditures for redevelopments	(59,984)	(87,223)	(48,022)
Capital expenditures for developments	(47,537)	(89,017)	(30,269)
Advances for the purchase of tenant assets, net of repayments	(998)	(447)	270
Investment in unconsolidated real estate ventures	(85,922)	(47,428)	(31,643)
Deposits for real estate	3,500	(4,900)	(2,550)
Capital distributions from unconsolidated real estate ventures	3,790	46,898	27,028
Leasing costs paid	(7,879)	(26,762)	(19,852)
Net cash used in investing activities	(174,912)	(190,589)	(100,315)
Cash flows from financing activities:
Proceeds from credit facility borrowings	215,000	478,000	154,000
Repayments of credit facility borrowings	(303,500)	(412,500)	(131,000)
Proceeds from unsecured notes	—	350,000	—
Repayments of unsecured notes	(64,164)	(296,134)	—
Proceeds from unsecured term loan	70,000	—	—
Proceeds from secured term loan	245,000	—	—
Proceeds from construction loan	13,824	—	—
Debt financing costs paid	(4,371)	(9,875)	—
Exercise of stock options, net	—	—	(63)
Shares used for employee taxes upon vesting of share awards	(371)	(2,941)	(1,762)
Partner contributions to consolidated real estate venture	—	—	2,765
Redemption of limited partnership units	(5)	(4,006)	(2,334)
Distributions paid to preferred and common partnership units	(124,627)	(131,175)	(130,942)
Net cash provided by (used in) financing activities	46,786	(28,631)	(109,336)
Increase/(Decrease) in cash and cash equivalents and restricted cash	49,147	(9,913)	(18,777)
Cash and cash equivalents and restricted cash at beginning of year	18,387	28,300	47,077
Cash and cash equivalents and restricted cash at end of period	$67,534	$18,387	$28,300

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$17,551	$27,463	$46,344

Restricted cash, beginning of period	836	837	733
Cash and cash equivalents and restricted cash, beginning of period	$18,387	$28,300	$47,077

Cash and cash equivalents, end of period	$58,319	$17,551	$27,463
Restricted cash, end of period	9,215	836	837
Cash and cash equivalents and restricted cash, end of period	$67,534	$18,387	$28,300

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2023, 2022 and 2021 of $16,410, $10,517 and $8,689 respectively	$107,838	$85,761	$72,391
Cash paid for income taxes	550	902	785
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,017	32,792	32,765
Extinguishment of debt costs accrued in financing activities	—	393	—
Change in investment in real estate ventures as a result of deconsolidation	8,595	107,057	32,761
Change in operating real estate from deconsolidation of operating properties	(7,814)	(92,009)	(30,073)
Change in other assets as a result of deconsolidation of operating properties	—	(15,048)	(2,688)
Change in capital expenditures financed through accounts payable at period end	(3,282)	(6,135)	22,744
Change in capital expenditures financed through retention payable at period end	2,715	(7,165)	(613)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the Parent “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2023, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of December 31, 2023, the Company owned 72 properties that contained an aggregate of approximately 13.0 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, and properties held for sale. The Properties were comprised of the following as of December 31, 2023:

	Number of Properties	Rentable Square Feet
Office properties	65	11,773,665
Mixed-use properties	4	924,450
Core Properties	69	12,698,115
Development property	2	144,685
Recently completed - not stabilized property	1	168,294
The Properties	72	13,011,094
In addition to the Properties, as of December 31, 2023, the Company owned 141.6 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of December 31, 2023, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 12.1 million square feet.
As of December 31, 2023, the Company also owned economic interests in twelve unconsolidated real estate ventures (see Note 4 “Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through seven management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), and BDN GC Services LLC (“BGCS”). Each of BRSCO, BMI and BPI is a taxable REIT subsidiary. BBS, BBL, BPM, and BGCS are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2023, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2023, the Management Company subsidiaries were managing properties containing an aggregate of approximately 22.4 million net rentable square feet, of which approximately 13.0 million net rentable square feet related to Properties owned by the Company and approximately 9.4 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.

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
As of December 31, 2023 and 2022, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $34.4 million and $47.3 million, respectively, and total liabilities of $21.5 million and $21.0 million, respectively.
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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2023 and 2022, respectively. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

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
Restricted Cash and Escrows
Restricted cash and escrows primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements. Restricted cash also includes cash held by qualified intermediaries for possible investments in like-kind exchanges in accordance with Section 1031 of the Internal Revenue Code in connection with sales of the Company’s properties.
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
At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in real estate ventures. If any indicators of impairment are present, we calculate the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in a real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary. To the extent that an other than temporary impairment has occurred, an impairment charge is recorded in the amount of the excess of the carrying amount of the investment over the estimated fair value. Management is required to make significant judgments about the estimated fair value of its investments to determine if an impairment exists. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models or a sales comparison approach.
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
Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. As of December 31, 2023 and 2022, the Company did not have any leases classified as direct-financing or sales-type leases.
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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2023 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Other	Corporate (a)	Total
Fixed rent	$159,732	$118,856	$63,209	$32,167	$(1,895)	$372,069
Variable rent	54,678	10,067	30,098	1,681	454	96,978
Total lease revenue	214,410	128,923	93,307	33,848	(1,441)	469,047
Amortization of deferred market rents	649	—	642	—	—	1,291
Daily parking & hotel flexible stay	8,478	—	708	325	—	9,511
Total rents	223,537	128,923	94,657	34,173	(1,441)	479,849
Third party management fees, labor reimbursement and leasing	405	38	516	4,972	18,486	24,417
Other income	6,991	339	332	161	2,562	10,385
Total revenue	$230,933	$129,300	$95,505	$39,306	$19,607	$514,651
(a)Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.

The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2022 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Other	Corporate (a)	Total
Fixed rent	$151,034	$116,926	$60,831	$26,491	$(1,895)	$353,387
Variable rent	51,346	11,615	32,958	3,927	(35)	99,811
Total lease revenue	202,380	128,541	93,789	30,418	(1,930)	453,198
Amortization of deferred market rents	1,308	10	1,264	—	—	2,582
Daily parking & hotel flexible stay	14,390	—	361	320	—	15,071
Total rents	218,078	128,551	95,414	30,738	(1,930)	470,851
Third party management fees, labor reimbursement and leasing	287	35	486	5,711	17,613	24,132
Other income	2,510	354	429	161	7,663	11,117
Total revenue	$220,875	$128,940	$96,329	$36,610	$23,346	$506,100
(a)Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.
The following is a summary of revenue earned by the Company’s reportable segments (see Note 19 “Segment Information,” for further information) during the year ended December 31, 2021 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Other	Corporate (a)	Total
Fixed rent	$149,441	$113,748	$62,545	$20,430	$(2,240)	$343,924
Variable rent	41,585	10,358	34,850	3,306	(257)	89,842
Total lease revenue	191,026	124,106	97,395	23,736	(2,497)	433,766
Amortization of deferred market rents	2,064	(9)	3,322	—	—	5,377
Daily parking & hotel flexible stay	11,758	159	109	350	—	12,376
Total rents	204,848	124,256	100,826	24,086	(2,497)	451,519
Third party management fees, labor reimbursement and leasing	893	34	452	9,625	15,440	26,444
Other income	2,117	276	402	169	5,892	8,856
Total revenue	$207,858	$124,566	$101,680	$33,880	$18,835	$486,819
(a)Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.
Income Taxes
Parent Company
The Parent Company has elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code. In order to continue to qualify as a REIT, the Parent Company is required to, among other things, distribute at least 90% of its annual REIT taxable income to its shareholders and meet certain tests regarding the nature of its income and assets. As a REIT, the Parent Company is not subject to federal and state (in states that follow federal rules) income taxes with respect to the portion of its income that meets certain criteria and is distributed annually to its shareholders. Accordingly, a nominal provision for federal and state (as applicable) income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Parent Company. The Parent Company intends to continue to operate in a manner that allows it to meet the requirements for taxation as a REIT. If the Parent Company fails to qualify as a REIT in any taxable year, it will be subject to federal and state (as applicable) income taxes and may not be able to qualify as a REIT for the four tax years following the year in which it first failed to qualify. The Parent Company is subject to certain local income taxes.

Provision for federal income taxes is recorded in the income tax provision line item and state and local income taxes have been included in operating expenses in the Parent Company’s consolidated statements of operations.
The tax basis of the Parent Company’s assets was $3.0 billion and $3.2 billion for the years ended December 31, 2023 and December 31, 2022, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2023, 2022 or 2021.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2023 and December 31, 2022.
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
The tax basis of the Operating Partnership’s assets was $3.0 billion and $3.2 billion for the years ended December 31, 2023 and December 31, 2022, respectively.
The Operating Partnership may elect to treat a subsidiary as a REIT under Sections 856 through 860 of the Internal Revenue Code, if applicable. Each subsidiary REIT would be required to meet the requirements for treatment as a REIT under Sections 856 through 860 of the Internal Revenue Code. If a subsidiary REIT fails to qualify as a REIT in any taxable year, that subsidiary REIT would be subject to federal and state income taxes and would not be able to qualify as a REIT for the four subsequent taxable years. Also, each subsidiary REIT would be subject to certain local income taxes.
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

Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the 2023 Long-Term Incentive Plan (the "2023 Plan"), which replaced the Parent Company's Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and collectively with the 2023 Plan, the Incentive Plans"). The Incentive Plans are administered by the Compensation Committee of the Parent Company’s Board of Trustees (the "Compensation Committee"). Under the 2023 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted share units and performance-based restricted share units (and previously made such awards under the 1997 Plan). The Company's share-based employee compensation plan is described more fully in Note 15 “Share-Based Compensation, 401(k) Plan and Deferred Compensation.”
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
Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2020-04 Reference Rate Reform (Topic 848) Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments provide practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance is optional and is effective between March 12, 2020 and December 31, 2024. The guidance may be elected over time as reference rate reform activities occur. The implementation of this standard did not have a material impact on the Company. During the second quarter of 2022, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. In addition, the Company elected to apply the hedge accounting expedients related to changes in critical terms of derivative or hedged transactions, and bilaterally negotiated contract changes for the refinance of the Company's term loan and associated interest rate swap. The Company continues to evaluate the impact of the guidance and may apply elections as applicable as additional changes in the market occur. See Note 9, “Debt Obligations” for further information regarding our remaining LIBOR-indexed obligations.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. The Company is currently evaluating the impact that the adoption of this standard will have on its financial statements and related disclosures.

3. REAL ESTATE INVESTMENTS
As of December 31, 2023 and 2022, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2023	December 31, 2022
Land	$394,669	$403,998
Building and improvements	2,671,024	2,760,357
Tenant improvements	476,539	452,885
Total	$3,542,232	$3,617,240
Construction-in-Progress
Internal direct construction costs totaling $8.9 million in 2023, $9.3 million in 2022, and $7.9 million in 2021 and interest totaling $5.2 million in 2023, $4.7 million in 2022, and $7.0 million in 2021 were capitalized related to the development, redevelopment and construction of tenant improvements of certain properties and land holdings.
During the years ended December 31, 2023, 2022 and 2021, the Company’s internal direct construction costs are comprised of capitalized salaries. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2023	2022	2021
Development	$4,096	$5,343	$4,815
Redevelopment	944	1,484	1,170
Tenant Improvements	3,817	2,505	1,917
Total	$8,857	$9,332	$7,902
2023 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
165 King of Prussia Road	October 27, 2023	Radnor, PA	Land	1.1 acres	$8,550
2022 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
3151 Market Street (a)	April 29, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$27,349
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

2021 Acquisitions

During the year ended December 31, 2021, the Company did not acquire any properties from a third party.

Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2023, 2022 and 2021 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Dabney East	December 27, 2023	Richmond, VA	Land	11.6 acres	$1,600	$430
Byberry	December 7, 2023	Philadelphia, PA	Land Purchase Option	50.0 acres	$9,641	$3,960
8521 Leesburg Pike (f)	December 1, 2023	Vienna, VA	Office	150,897	$11,000	$—
200 N. Radnor Chester Road	October 31, 2023	Radnor, PA	Retail	17,884	$14,200	$7,735
Three Barton Skyway (f)	August 4, 2023	Austin, TX	Office	173,302	$53,250	$—
200 Barr Harbor Drive	November 22, 2022	West Conshohocken, PA	Office	86,000	$30,500	$8,740
11501 Burnett Road (d)	July 29, 2022	Austin, TX	Land	4.7 acres	$32,513	$8,340
3151 Market Street (c)	July 14, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$30,394	$2,583
Gibbsboro Portfolio (b)	June 28, 2022	Gibbsboro, NJ	Office/Land	42,809/4.0 acres	$4,100	$831
25 M Street (e)	April 14, 2022	Washington, D.C.	Land	0.8 acres	$29,675	$3,836
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897
1100 Lenox Drive	September 8, 2021	Lawrenceville, NJ	Land	5.0 acres	$2,575	$68
2100-2200 Lenox Drive	July 6, 2021	Lawrenceville, NJ	Land	35.2 acres	$8,900	$842
3025 JFK Boulevard	February 2, 2021	Philadelphia, PA	Leasehold Interest	1.0 acres	$34,800	$2,000

(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)Includes $0.7 million of gain on sale of undepreciated real estate and $0.1 million of gain on disposition of real estate included within the consolidated statements of operations for the twelve months ended December 31, 2022.
(c)On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP, (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3151 Market Street Venture”). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(d)On July 29, 2022, the Company contributed a 4.7 acre parcel of land held for development at 11501 Burnet Road in Austin, Texas to a newly formed joint venture with an unaffiliated third party. The project is part of the Uptown ATX master development. The Company's combined contributed initial land investment in the project was $32.5 million and the transaction resulted in the deconsolidation of the property and formation of Brandywine Uptown Office LLC and Brandywine One Uptown Multifamily LLC, (together, “One Uptown Ventures)”). The Company recorded its investment at fair value and recognized a gain of $8.3 million in “Net gain on disposition of real estate” on the consolidated statements of operations. Gain on sale of $8.3 million is calculated as the difference between the estimated relative sales value of the contributed land and the estimated total cost allocations per block. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(e)On September 30, 2022, the Company recognized $0.4 million of additional gain on disposition of real estate.
(f)Recognized a provision for impairment of $16.7 million on the property prior to the sales.

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
During the first quarter of 2023, the Company deconsolidated $7.8 million recorded in “Prepaid leasehold interests in land held for development, net” on the consolidated balance sheets. This deconsolidation reflects the Company’s contribution, in January 2023, of 200,000 square feet of buildable floor to area ratio (“FAR”) to the Company’s unconsolidated real estate venture, referred to in Note 4 below as the 3151 Market Street Venture, for use by this unconsolidated real estate venture in the development of 3151 Market Street. Upon contribution at fair market value, the Company recognized a gain, net of transaction costs, of $0.8 million in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations.
Held for Use Impairment
For the year ended December 31, 2023, the Company recorded aggregate impairment charges of $103.2 million on three properties within the Company’s Metropolitan Washington, D.C. area in the Company's Other segment. These impairments resulted from the shortened hold period assumptions for the assets as a result of the Company's plan to exit these markets as conditions permit and it was determined that the carrying value exceeded the Company's estimated fair value of the properties. The estimated fair value is considered Level 3 in accordance with ASC 820 and was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate of 10.00% and residual capitalization rate of 8.50%.

During the year ended December 31, 2023, the Company recognized impairment losses totaling $11.7 million on properties located in the Pennsylvania Suburbs segment. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon an executed purchase and sale agreement as of September 30, 2023 that was not completed as of December 31, 2023 due to the termination of the purchase and sale agreement.
During the year ended December 31, 2022, the Company recognized an impairment loss totaling approximately $4.7 million on a property located in the Other segment. The Company’s estimated fair value is considered Level 3 in accordance with ASC 820, and was based on a pending offer form a third party to acquire the property and the subsequent execution of a purchase and sale agreement.
Held for Sale
As of December 31, 2023 and 2022, the Company had no assets held for sale.
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

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2023, the Company held ownership interests in twelve unconsolidated real estate ventures for a net aggregate investment balance of $552.5 million, which includes a negative investment balance in one unconsolidated real estate venture of $48.7 million, reflected within “Other liabilities” on the consolidated balance sheets. As of December 31, 2023, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate venture owned 7.5 acres of land in active development; and one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.

The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 78%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $8.1 million, $8.2 million and $8.1 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $3.8 million, $2.5 million and $3.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $3.5 million and $2.9 million as of December 31, 2023 and 2022, respectively.
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
The Company’s investment in the unconsolidated real estate ventures as of December 31, 2023 and 2022, and the Company’s share of the unconsolidated real estate ventures’ income (loss) for the years ended December 31, 2023, 2022, and 2021 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's unconsolidated real estate venture Income (Loss)			Unconsolidated Real Estate Venture Debt at 100%, gross
		2023	2022	2023	2022	2021	2023	2022
Office Properties
Commerce Square Venture	78% (a)	$272,216	$238,105	$(18,791)	$(12,128)	$(15,501)	$220,000	$206,737
Mid-Atlantic Office Venture (e)	40% (a)	—	31,005	(26,448)	412	932	132,770	128,904
Herndon Innovation Center Metro Portfolio Venture, LLC	15%	3,518	15,304	(11,854)	(536)	(174)	233,443	207,302
MAP Venture (b)	50%	(48,733)	(35,411)	(10,580)	(8,340)	(8,683)	179,842	182,053
Cira Square	20%	25,242	27,815	(2,474)	(985)	—	257,700	257,700
Other
4040 Wilson Venture (c)	50%	29,419	29,633	(2,536)	(1,211)	(2,258)	145,000	145,070
1919 Venture (d)	50%	—	—	—	1,392	427	—	—
Brandywine - AI Venture LLC	50%	—	—	—	—	(721)	—	—
Development Properties
3025 JFK Venture (c)	58%	62,034	57,630	(4,456)	(35)	(118)	152,032	60,118
JBG - 51 N Street (c)	70%	21,150	21,208	(435)	(382)	(402)	—	—
JBG - 1250 First Street Office (c)	70%	17,843	17,759	(269)	(195)	(199)	—	—
3151 Market Street Venture (c)	64%	90,645	63,751	(72)	(8)	—	—	—
One Uptown - Office (c)	57%	47,036	34,980	—	—	—	51,701	16,895
One Uptown - Multifamily (c)	50%	32,124	30,445	—	—	—	40,270	—
		$552,494	$532,224	$(77,915)	$(22,016)	$(26,697)	$1,412,758	$1,204,779

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
(e)On January 9, 2024 the real estate venture’s secured mortgage loan matured. The real estate venture is in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture.

The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Net property	$2,339,921	$2,117,226
Other assets	534,658	506,213
Other liabilities	443,536	446,101
Debt, net	1,407,858	1,198,213
Equity (a)	1,023,185	979,125
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the twelve-month periods ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue	$232,895	$244,981	$214,792
Operating expenses	(122,181)	(124,608)	(117,273)
Interest expense, net	(78,909)	(49,007)	(30,569)
Depreciation and amortization	(100,205)	(103,378)	(97,147)
Provision for impairment	—	—	(1,393)
Net loss	$(68,400)	$(32,012)	$(31,590)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(39,637)	$(21,594)	$(25,972)
Other-than-temporary impairment (a)	(37,176)	—	—
Basis adjustments and other	(1,102)	(422)	(725)
Equity in loss of unconsolidated real estate ventures	$(77,915)	$(22,016)	$(26,697)
(a)Represents other-than-temporary impairment on investment in unconsolidated joint venture due to a decline in fair value below the carrying value of our investments in the unconsolidated joint venture for the year ended December 31, 2023.
As of December 31, 2023, the aggregate principal payments of the unconsolidated real estate ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2024	$803,756
2025	152,032
2026	236,971
2027	—
2028	220,000
Thereafter	—
Total principal payments	1,412,759
Net deferred financing costs	(4,901)
Outstanding indebtedness	$1,407,858
One Uptown Ventures
On December 1, 2021, the Company established the One Uptown Ventures with affiliates of Canyon Partners Real Estate to commence development of One Uptown, a $335.6 million mixed-use project in Austin, Texas. One Uptown has been designed to deliver 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the

“office” joint venture) and 341 apartment residences and a public park (through the “multifamily” joint venture) and a six-story parking garage to be shared by the two joint ventures. The Company's partner in each of the two joint ventures has agreed, subject to customary funding conditions, including closing of the applicable construction loan, to fund approximately $64.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two joint ventures, with the Company retaining a 50% common equity interest in each. Under the terms of each of the joint venture agreements, the joint venture partner had no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. The absence of this obligation prevented Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office joint venture closed on a $121.7 million construction loan which bears interest at Secured Overnight Offering Rate (“SOFR”) plus 3.00% and the multifamily joint venture closed on an $85.0 million construction loan which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans mature in July 2026. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balance of the $121.7 million and $85 million construction loan, respectively. The Company subsequently recognized the formation of the joint ventures and deconsolidated the projects upon the closing of the loans.
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
During the twelve months ended December 31, 2023, the Company contributed $10.8 million to the One Uptown - Office Venture, increasing the Company's aggregate investment balance to $47.0 million at December 31, 2023 and increasing the Company's equity ownership from 50% to 57%. The contribution was used to pay interest on the One Uptown - Office Venture construction loan and arose from higher than budgeted interest carry costs.
3151 Market Street Venture
On July 14, 2022, the Company formed a joint venture, with an unaffiliated third party, to develop a life science/office building containing approximately 417,000 rentable square feet under a long-term ground lease located at 3151 Market Street in Philadelphia, Pennsylvania. The estimated project cost is approximately $317 million, and the joint venture partner has agreed, subject to customary funding conditions, to fund up to approximately $49.9 million of the project costs in exchange for a 35% preferred equity interest in the venture.
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
During the twelve months ended December 31, 2023, the Company contributed $15.4 million to the 3151 Market Street Venture, increasing the Company's aggregate investment balance to $90.6 million at December 31, 2023 and increasing the Company's equity ownership from 58% to 64%. The contribution was used to pay interest on the 3151 Market Street Venture construction loan and arose from higher than budgeted interest carry costs.
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
On the closing date, Cira Square Venture obtained $257.7 million of third-party debt financing secured by the property. The loan bears interest at 3.50% over one-month term SOFR per annum capped at a total maximum interest rate of 6.75% per annum, and matures in March 2024. Based on the facts and circumstances at the formation of Cira Square Venture, the Company determined that the venture is not a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate Cira Square Venture. Based upon each member's substantive participating rights over the activities of

Cira Square Venture under the operating and related agreements, it is not consolidated by the Company, and is accounted for under the equity method of accounting.
4040 Wilson Venture
The 4040 Wilson LLC Venture (“4040 Wilson”) consists of one property containing an aggregate of 225,000 square feet of office/retail and 250 apartment units, located in the Metropolitan Washington, D.C. segment. The Company and its partner each own a 50% interest in 4040 Wilson. The residential component and office/retail portion of 4040 Wilson were substantially complete and placed into service during the first quarter of 2020 and the first quarter of 2021, respectively. During the fourth quarter of 2021, 4040 Wilson refinanced the $150.0 million secured construction loan into a $155.0 million mortgage loan secured by the property. The interest rate on this loan is 1.8% over term SOFR and matures in December 2026. Effective January 3, 2023, this debt was swapped to a fixed rate of 5.71% through the maturity of the loan.
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
During the twelve months ended December 31, 2023, the Company contributed $7.1 million to the 3025 JFK Venture increasing Company's equity ownership from 55% to 58%. Utilizing the proceeds from the contribution, the 3025 JFK Venture entered into an interest rate cap agreement to help mitigate the interest rate volatility associated with the variable interest rate on the 3025 JFK Venture's construction loan, which is scheduled to mature in July 2025. The interest rate cap has an initial notional value of $148.0 million which has accreted up to $187.0 million following the projected draw schedule. The strike rate of the interest rate cap is 3.00% and the stated interest rate of the construction loan is SOFR + 3.6%. With the interest rate cap in-place, the maximum interest rate due by the 3025 JFK Venture is 6.60%.
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
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet, nine of which are located in the Pennsylvania suburbs segment and three located in the Company's former Metropolitan Washington, D.C. segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owns approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. The remaining funds available under the loan are $18.5 million. The loan bears interest at LIBOR + 3.15% capped at a total maximum interest rate of 5.7% and matured on January 9, 2024. The real estate venture is in discussions, including with the mortgage lender as to a potential extension of the loan or other restructuring of the venture. As of December 31, 2023, our investment in the Mid-Atlantic Office JV was zero, and we have discontinued applying the equity method of accounting on these assets as we have not guaranteed their obligations or otherwise committed to providing financial support.
Commerce Square Venture
The properties held by the venture are encumbered by existing mortgages that were set to expire on April 5, 2023. The lender of the mortgages provided the venture with a two month extension until June 5, 2023. On June 2, 2023, the mortgages were refinanced through a secured loan facility. The secured loan totals $220.0 million and bears an all-in fixed interest rate of 7.79% which matures in June 2028.
In connection with the refinancing, the Company contributed $46.5 million to the Commerce Square Venture in exchange for an additional 8% equity interest in the venture.
Herndon Innovation Center Metro Portfolio Venture, LLC
The Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”) consists of eight properties containing an aggregate of 1,293,197 square feet, located in the Company's former Metropolitan Washington, D.C. segment. The Company and its partner own 15% and 85% interests in the Herndon Innovation Center, respectively. The properties held by the venture are encumbered by a $233.4 million secured mortgage loan that is scheduled to mature in March 2024 and is nonrecourse to the Company. The Company and its partners are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring on the venture. At present, there can be no assurance as to the outcome of these discussions.
MAP Venture
The MAP Venture owns 58 office properties that contain an aggregate of 3,924,783 square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia (“MAP Venture”). The MAP Venture leases the land parcels under the 58 office properties through a ground lease that extends through February 2115. Annual payments by the MAP Venture, as tenant under the ground lease, initially total $11.9 million and increase 2.5% annually through November 2025. Thereafter, annual rental payments increase by 2.5% or CPI at the discretion of the lessor. The mortgage loan had an original maturity date of August 1, 2023. The lender provided the MAP Venture with three successive two-month extensions until February 27, 2024. At December 31, 2023, the mortgage balance was $179.8 million. The Company and its partner are actively working to recapitalize the MAP Venture and the mortgage debt prior to maturity, but there can be no assurances that the debt will be satisfied or additional extension options will be provided by the existing lender. At December 31, 2023, the Company's negative investment balance was $48.7 million. The Company has no obligation to fund additional equity to the MAP Venture.
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
6. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Future contractual lease payments under operating leases at December 31, 2023 are as follows (in thousands):

Year
2024	$348,890
2025	344,575
2026	329,584
2027	294,997
2028	262,816
Thereafter	944,863
Lessee Accounting
As of December 31, 2023, the Company is the lessee under six long-term ground leases classified as “operating leases” in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2023	2022
Fixed lease cost	$2,100	$2,100
Variable lease cost	57	67
Total	$2,157	$2,167

Weighted-average remaining lease term (years)	54.0	54.6
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 6 to 61 years. Lease payments on noncancellable leases at December 31, 2023 are as follows (in thousands):

Year	Minimum Rent
2024	$1,305
2025	1,321
2026	1,338
2027	1,355
2028	1,373
Thereafter	105,065
Total lease payments	$111,757
Less: Imputed interest	88,388
Present value of operating lease liabilities	$23,369
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
7. DEFERRED COSTS
As of December 31, 2023 and 2022, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2023
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$164,274	$(71,220)	$93,054
Financing costs - Unsecured Credit Facility	4,688	(1,758)	2,930
Total	$168,962	$(72,978)	$95,984

	December 31, 2022
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$155,457	$(62,920)	$92,537
Financing costs - Unsecured Credit Facility	4,688	(586)	4,102
Total	$160,145	$(63,506)	$96,639

During the years ended December 31, 2023, 2022 and 2021, the Company capitalized internal direct leasing costs of $1.8 million, $3.0 million, and $2.1 million, respectively.
8. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2023 and 2022, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,281	$(16,673)	$7,608
Tenant relationship value	110	(52)	58
Above market leases acquired	75	(47)	28
Total intangible assets, net	$24,466	$(16,772)	$7,694

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,588	$(9,318)	$8,270

	December 31, 2022
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$55,715	$(37,437)	$18,278
Tenant relationship value	167	(104)	63
Above market leases acquired	331	(221)	110
Total intangible assets, net	$56,213	$(37,762)	$18,451

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$20,985	$(10,663)	$10,322
For the years ended December 31, 2023, 2022, and 2021, the Company accelerated the amortization of intangible assets by approximately $0.1 million, $0.4 million, and $3.6 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2023, 2022, and 2021 the Company accelerated the amortization of approximately $0.01 million, $0.1 million, and $0.6 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2023, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2024	$1,818	$929
2025	1,485	869
2026	1,093	739
2027	808	623
2028	313	534
Thereafter	2,177	4,576
Total	$7,694	$8,270

9. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	December 31, 2022	Effective Interest Rate		Maturity Date
SECURED DEBT
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$—	5.88%		February 2028
$50.0M Construction Loan due 2026	13,824	—	SOFR + 2.50%		August 2026
Principal balance outstanding	258,824	—
Less: deferred financing costs	(3,153)	—
Total Secured indebtedness	$255,671	$—

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$88,500	SOFR + 1.15%		June 2026	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.30%		June 2027	(b)
$70.0 million Term Loan	70,000	—	SOFR + 1.85%		February 2024	(a)(c)
$350.0M 3.95% Guaranteed Notes due 2023	—	54,301	3.87%		February 2023	(d)
$350.0M 4.10% Guaranteed Notes due 2024 (e)	340,000	350,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	7.98%	(f)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(g)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51%	(g)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(g)	July 2035
Principal balance outstanding	1,888,610	1,971,411
Plus: original issue premium (discount), net	1,878	2,934
Less: deferred financing costs	(7,327)	(9,307)
Total unsecured indebtedness	$1,883,161	$1,965,038
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate of 5.01% and matures on June 30, 2027. The effective date of the swap is January 31, 2023.
(c)The maturity date of the Unsecured Term Loan is subject to a 12 month optional extension. The Company executed the 12 month extension through February 2025 .
(d)On January 20, 2023, the Company redeemed in full its then outstanding 3.95% Guaranteed Notes due 2023 (the “2023 Notes”). The redemption price of the 2023 Notes was approximately $55.2 (approximately $54.3 million in principal and approximately $0.92 million of accrued and unpaid interest).
(e)On December 22, 2023, the Company repurchased $10.0 million of its outstanding $350 million Notes due 2023 ahead of its scheduled maturity at a price of 98.6% and paid accrued interest of $0.1 million. As a result of the repurchase the Company recorded a gain from the early extinguishment of debt of $0.1 million.
(f)The note includes an interest rate adjustment provision whereby the interest rate payable on the notes is subject to an 25 basis point adjustment if either Moody's or S&P downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 2028 Notes increased 25 basis points in September 2023 to 7.80%. Subsequent to December 31, 2023, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate will increase 25 basis points in March 2024 to 8.05%.
(g)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
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
Unsecured Credit Facility and Unsecured Term Loan
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan was scheduled to mature on February 28, 2024. In January 2024, the Company executed its option to extend for an additional twelve months to February 28, 2025 upon customary terms and conditions. The 2023 Term Loan bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment per year through the maturity date and is interest-only (payable monthly) through the maturity date.
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
The Company had  no outstanding borrowings under the Revolving Credit Facility as of December 31, 2023. During the twelve months ended December 31, 2023, the weighted-average interest rate on Revolving Credit Facility borrowings was 5.94% resulting in $0.6 million of interest expense. During the twelve months ended December 31, 2022 weighted-average interest rate on Revolving Credit Facility borrowings was 3.04% resulting in $5.6 million of interest expense.
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
The Company was in compliance with all financial covenants as of December 31, 2023. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of December 31, 2023, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2024	$340,000
2025	70,000
2026	13,824
2027	700,000
2028	595,000
Thereafter	428,610
Total principal payments	2,147,434
Net unamortized premiums/(discounts)	1,878
Net deferred financing costs	(10,480)
Outstanding indebtedness	$2,138,832
10. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2023 and 2022, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2023 and 2022 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,486,052	$1,386,621	$1,549,760	$1,411,351
Variable rate debt	$410,932	$370,665	$415,278	$386,988
Secured fix rate debt	$241,847	$233,088	$—	$—
(a)Net of deferred financing costs of $5.8 million and $7.5 million for unsecured notes payable, $1.5 million and $1.8 million for variable rate debt and $3.2 million and $0.0 million for secured fix rate debt as of December 31, 2023 and December 31, 2022, respectively

The Company used quoted market prices as of December 31, 2023 and December 31, 2022 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2023 and December 31, 2022. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2023. Current estimates of fair value may differ from the amounts presented herein.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2023 and December 31, 2022. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2023	12/31/2022				12/31/2023	12/31/2022
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.729%	November 23, 2022	June 30, 2027	$—	$255
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.729%	November 23, 2022	June 30, 2027	$(757)	$—
				$250,000	$250,000
(a)Hedging unsecured variable rate debt.

The Company measures its derivative instruments at fair value and records them in “Other assets” and “Other liabilities” on the Company’s consolidated balance sheets.
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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2023, 2022 and 2021.
12. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $4.1 million and $4.9 million as of December 31, 2023 and December 31, 2022, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $2.8 million and $3.2 million as of December 31, 2023 and December 31, 2022, respectively.

13. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(197,403)	$(197,403)	$53,992	$53,992	$12,366	$12,366
Net (income) loss attributable to noncontrolling interests	614	614	(168)	(168)	(77)	(77)
Nonforfeitable dividends allocated to unvested restricted shareholders	(567)	(567)	(456)	(456)	(421)	(421)
Net income (loss) attributable to common shareholders	$(197,356)	$(197,356)	$53,368	$53,368	$11,868	$11,868
Denominator
Weighted-average shares outstanding	171,959,210	171,959,210	171,491,369	171,491,369	170,878,185	170,878,185
Contingent securities/Share-based compensation	—	—	—	834,277	—	1,395,055
Weighted-average shares outstanding	171,959,210	171,959,210	171,491,369	172,325,646	170,878,185	172,273,240
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(1.15)	$(1.15)	$0.31	$0.31	$0.07	$0.07
The contingent securities/share-based compensation impact is calculated using the treasury stock method and relates to employee awards settled in shares of the Parent Company. The effect of these securities is anti-dilutive for periods that the Parent Company incurs a net loss from continuing operations available to common shareholders and therefore is excluded from the dilutive earnings per share calculation in such periods.
Redeemable common limited partnership units totaling 515,595 at December 31, 2023, 516,467 at December 31, 2022 and 823,983 at December 31, 2021, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2023, 2022 and 2021, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 5, 2023, the Parent Company declared a distribution of $0.15 per common share, totaling $26.0 million, which was paid on January 18, 2024 to shareholders of record as of January 4, 2024.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the years ended December 31, 2023 and 2022, no common shares were repurchased by the Company.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2023 or December 31, 2022.
Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to

$150.0 million common shares from and after January 3, 2019. During the year ended December 31, 2023 and 2022, the Company did not repurchase any common shares.
14. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2023		2022		2021
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(197,403)	$(197,403)	$53,992	$53,992	$12,366	$12,366
Net loss attributable to noncontrolling interests	22	22	2	2	3	3
Nonforfeitable dividends allocated to unvested restricted unitholders	(567)	(567)	(456)	(456)	(421)	(421)
Net income (loss) attributable to common unitholders	$(197,948)	$(197,948)	$53,538	$53,538	$11,948	$11,948
Denominator
Weighted-average units outstanding	172,475,645	172,475,645	172,036,481	172,036,481	171,770,843	171,770,843
Contingent securities/Share-based compensation	—	—	—	834,277	—	1,395,055
Total weighted-average units outstanding	172,475,645	172,475,645	172,036,481	172,870,758	171,770,843	173,165,898
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(1.15)	$(1.15)	$0.31	$0.31	$0.07	$0.07
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2023, 2022 and 2021, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2023 or December 31, 2022.

Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2023: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2023, 2022 and 2021, which was $5.40, $6.15 and $13.42, respectively. Class A Units of 515,595 as of December 31, 2023, 516,467 as of December 31, 2022, and 823,983 as of December 31, 2021, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 5, 2023, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.0 million, which was paid on January 18, 2024 to unitholders of record as of January 4, 2024.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the years ended December 31, 2023 and 2022, the Company did not repurchase any units.
15. SHARE-BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.7 million, $0.4 million, and $0.5 million in 2023, 2022, and 2021, respectively.
Restricted Share Rights Awards
As of December 31, 2023, 889,166 restricted share rights (“Restricted Share Rights”) were outstanding under the Company's long term equity incentive plan. These Restricted Share Rights vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2023 was $1.8 million and is expected to be recognized over a weighted average remaining vesting period of 0.97. During the years ended December 31, 2023, 2022, and 2021, the amortization related to outstanding Restricted Share Rights was $4.7 million (of which $0.5 million was capitalized), $4.5 million (of which $0.7 million was capitalized), and $4.1 million (of which $0.5 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Rights is included in general and administrative expense.

The following table summarizes the Company’s Restricted Share Rights activity during the year-ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2023	553,893	$13.22
Granted	808,283	$6.03
Vested	(458,111)	$9.29
Forfeited	(14,899)	$8.61
Non-vested at December 31, 2023	889,166	$8.79
On February 16, 2023, the Compensation Committee awarded to officers of the Company an aggregate of 528,590 Restricted Share Rights, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Rights prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Rights, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Rights granted in 2023, 2022, and 2021 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 225% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and development, or investment, based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 925,642, 406,179, and 388,840 shares may be awarded under the outperformance feature for the 2023, 2022, and 2021 awards, respectively, to those senior officers whose Restricted Share Rights awards include the “outperformance feature.” As of December 31, 2023, the Company has not recognized any compensation expense related to the outperformance features for the 2021 awards and 2022 awards and has recognized $0.5 million related to the outperformance feature for the 2023 awards. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
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
Restricted Performance Share Units Plan
The Compensation Committee has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant Date
	3/5/2021	3/3/2022	2/16/2023	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2023	371,239	513,038	—	884,277
Granted	—	—	1,057,173	1,057,173
Units Cancelled	—	—	—	—
Non-vested at December 31, 2023	371,239	513,038	1,057,173	1,941,450
Measurement Period Commencement Date	1/1/2021	1/1/2022	1/1/2023
Measurement Period End Date	12/31/2023	12/31/2024	12/31/2025
Granted	380,957	516,852	1,057,173
Fair Value of Units on Grant Date (in thousands)	$6,389	$6,872	$7,125
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three year performance period. For the 2021 and prior awards, dividend equivalents are credited as additional RPSUs during the performance period, subject to the same terms and conditions as the original RPSUs. The performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three year performance period; provided that, in the case of qualifying retirement for the 2020 and later grants, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement. In accordance with the accounting standard for share-based compensation, the Company amortizes stock-based compensation costs for the 2019 and prior RPSU grants through the qualifying retirement date for those executives who meet the conditions for qualifying retirement during the scheduled vesting period.
For the year ended December 31, 2023, the Company recognized amortization of the 2023, 2022 and 2021 RPSU awards of $6.9 million, of which $0.9 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2022, amortization for the 2022, 2021 and 2020 RPSU awards was $6.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2021, amortization for the 2021, 2020, and 2019 RPSU awards was $4.3 million, of which $0.5 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at December 31, 2023 was approximately $7.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.4 years.
The Company issued 171,318 common shares on February 1, 2023 in settlement of RPSUs that had been awarded on March 5, 2020 (with a three-year measurement period ended December 31, 2022). Holders of these RPSUs also received a cash dividend of $0.19 per share for these common shares on January 19, 2023.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2023 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.4 million during the year ended December 31, 2023, $0.6 million during the year ended December 31, 2022 and $0.6 million during the year ended December 31, 2021. The Company recognized $0.1 million of compensation expense related to the ESPP during the year ended December 31, 2023 , $0.02 million for the year ended December 31, 2022, and $0.1 million for the year ended December 31, 2021. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.

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
The Company has purchased mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At both December 31, 2023 and 2022, 1.2 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
16. DISTRIBUTIONS
The following table provides the tax characteristics of the 2023, 2022 and 2021 distributions paid:

	Years ended December 31,
	2023	2022	2021
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.39	$0.47	$0.64
Capital gain	0.03	0.29	0.01
Non-taxable distributions	0.30	—	0.11
Distributions per share	$0.72	$0.76	$0.76
Percentage classified as ordinary income	54.40%	62.10%	83.90%
Percentage classified as capital gain	4.00%	37.90%	1.20%
Percentage classified as non-taxable distribution	41.60%	—%	14.90%
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
As of December 31, 2023 and 2022 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets.
The Company had no accruals for tax uncertainties as of December 31, 2023 and December 31, 2022.
For the years ended December 31, 2023 2022 and 2021, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “Income tax provision” in the consolidated statements of operations.
18. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2023 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2021	$(7,561)
Change in fair market value during year	4,817
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(28)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,020)
Change in fair market value during year	5,371
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(18)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,897
Change in fair market value during year	(4,579)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	14
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2023	$(668)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2021	$(7,935)
Change in fair market value during year	4,817
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	752
Balance at December 31, 2021	$(2,366)
Change in fair market value during year	5,371
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,569
Change in fair market value during year	(4,579)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2023	$(1,010)
Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.

19. SEGMENT INFORMATION
As of December 31, 2023, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting which classifies its operations by geographic area. Beginning on January 1, 2023, the properties that were historically part of the Company's Metropolitan Washington, D.C. segment are reflected in the Company's Other reportable segment. The operations for the former Metropolitan Washington, D.C. segment for the twelve months ended December 31, 2022 and December 31, 2021 and real estate investments as of December 31, 2023 and December 31, 2022 as detailed below, have been included in the Other reportable segment. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	December 31, 2023	December 31, 2022
Philadelphia CBD	$1,534,893	$1,517,801
Pennsylvania Suburbs	900,230	878,546
Austin, Texas	801,973	851,835
Total Core Segments	3,237,096	3,248,182
Other	305,136	369,058
Operating Properties	$3,542,232	$3,617,240

Corporate
Right of use asset - operating leases, net	$19,031	$19,664
Construction-in-progress	$135,529	$218,869
Land held for development	$82,510	$76,499
Prepaid leasehold interests in land held for development, net	$27,762	$35,576
.
Net operating income:

	Year Ended December 31,
	2023			2022			2021
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$230,933	$(79,579)	$151,354	$220,876	$(79,827)	$141,049	$207,858	$(73,695)	$134,163
Pennsylvania Suburbs	129,300	(39,584)	89,716	128,940	(41,814)	87,126	124,566	(40,011)	84,555
Austin, Texas	95,505	(38,453)	57,052	96,328	(41,141)	55,187	101,680	(39,374)	62,306
Other	39,306	(21,134)	18,172	36,610	(21,165)	15,445	33,880	(25,226)	8,654
Corporate	19,607	(11,197)	8,410	23,346	(10,454)	12,892	18,835	(10,005)	8,830
Operating properties	$514,651	$(189,947)	$324,704	$506,100	$(194,401)	$311,699	$486,819	$(188,311)	$298,508
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Year ended December 31,
	December 31, 2023	December 31, 2022	2023	2022	2021
Philadelphia CBD	$450,136	$387,301	$(25,793)	$(11,764)	$(15,191)
Mid-Atlantic Office JV	—	31,005	(26,448)	412	932
MAP Venture	(48,733)	(35,411)	(10,581)	(8,340)	(8,683)
Austin, Texas	79,160	65,426	—	—	—
Other	$71,931	$83,903	$(15,093)	$(2,324)	$(3,755)
Total	$552,494	$532,224	$(77,915)	$(22,016)	$(26,697)

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

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(197,403)	$53,992	$12,366
Plus:
Interest expense	95,456	68,764	62,617
Interest expense - amortization of deferred financing costs	4,369	3,091	2,836
Depreciation and amortization	188,797	177,984	178,105
General and administrative expenses	34,862	35,006	30,153
Equity in loss of unconsolidated real estate ventures	77,915	22,016	26,697
Provision for impairment	131,573	4,663	—
Gain (loss) on early extinguishment of debt	(138)	435	—
Less:
Interest and investment income	1,671	1,905	8,295
Income tax provision	(72)	(55)	(47)
Net gain on disposition of real estate	7,736	17,677	142
Net gain on sale of undepreciated real estate	1,211	8,007	2,903
Net gain on real estate venture transactions	181	26,718	2,973
Consolidated net operating income	$324,704	$311,699	$298,508
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
Debt Guarantees
As of December 31, 2023, the Company's unconsolidated real estate ventures had aggregate indebtedness of $1,412.8 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, the Company has provided, and expects to continue to provide, cost overrun completion carry limited payment and guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstances, joint venture agreements. See also Note 4, “Investment in Unconsolidated Real Estate Ventures,” for information on the guarantees in favor of the lenders on the construction loans for the One Uptown Ventures.
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
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2023, had $6.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of December 31, 2023, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.2 million.
In connection with the formation of the Commerce Square Venture, the Company has committed to investing an additional $20.0 million of preferred equity in the properties on a pari passu basis with its joint venture partner of which $9.5 million has been contributed by the Company as of December 31, 2023.
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
The Company has also committed $15.0 million to a newly-formed venture capital fund investing in early-stage life science companies.
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

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2023	$3,947	$—	$1,275	$2,672
December 31, 2022	$4,133	$—	$186	$3,947
December 31, 2021	$5,086	$—	$953	$4,133
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2023
(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2023
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2023 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$—	$6,927.00	$14,722.00	$1,330.00	$6,237.00	$16,742.00	$22,979.00	$5,108.00	1999	2013	(c)
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	9,405	1,686	16,164	17,850	3,841	1990	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	—	1,015	20,098	4,762	305	25,570	25,875	17,737	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	—	666	13,118	3,160	199	16,745	16,944	10,756	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	—	13,708	3,345	—	17,053	17,053	13,278	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	—	13,665	4,134	—	17,799	17,799	13,769	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	—	666	13,251	3,182	201	16,898	17,099	11,422	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	—	10,744	4,544	—	15,288	15,288	11,736	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	—	14,142	5,065	—	19,207	19,207	14,973	1985	1998	(c)
610 Freedom Business Center Drive	King Of Prussia	PA	—	485	9,602	1,615	146	11,556	11,702	8,089	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	—	1,012	4,048	5,060	2,706	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	15,960	3,127	20,794	(1,125)	3,127	19,669	22,796	5,692	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	16,121	1,303	5,201	21,471	1,303	26,672	27,975	5,854	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	—	6,199	16,131	15,706	6,199	31,837	38,036	16,202	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	16,055	4,373	24,546	5,554	4,373	30,100	34,473	11,076	2007	2001	(c)
Metroplex II	Plymouth Meeting	PA	—	—	—	569	—	569	569	6	NA	2001	(c)
Metroplex III	Plymouth Meeting	PA	—	—	—	317	—	317	317	4	NA	2005
610 West Germantown Pike	Plymouth Meeting	PA	—	3,651	14,514	254	3,051	15,368	18,419	7,768	1987	2002	(c)
600 West Germantown Pike	Plymouth Meeting	PA	—	3,652	15,288	(415)	3,052	15,473	18,525	7,992	1986	2002	(c)
630 West Germantown Pike	Plymouth Meeting	PA	—	3,558	14,743	(673)	2,973	14,655	17,628	7,757	1988	2002	(c)
620 West Germantown Pike	Plymouth Meeting	PA	—	3,572	14,435	1,156	2,985	16,178	19,163	7,802	1990	2002	(c)
660 West Germantown Pike	Plymouth Meeting	PA	—	3,694	5,487	14,871	4,517	19,535	24,052	7,784	1987	2012	(c)
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	260	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	22,327	11,897	59,341	71,238	30,253	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	4,133	7,323	32,746	40,069	19,410	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	4,939	8,949	34,757	43,706	24,432	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	12,652	8,609	28,565	37,174	10,733	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	6,719	5,705	27,810	33,515	16,857	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	9,676	6,578	35,129	41,707	17,511	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,740	4,791	20,683	25,474	12,840	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	5,195	3,942	20,674	24,616	11,281	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	(258)	2,567	8,086	10,653	4,324	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	2,344	2,509	10,496	13,005	5,860	1983	2004	(c)
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	2,600	6,251	27,809	34,060	13,040	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	9,139	3,557	23,388	26,945	8,417	1999	2005	(c)
250 King of Prussia Road (e)	Radnor	PA	—	—	20,566	65,182	11,200	74,548	85,748	4,666	N/A	2022	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2023
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2023 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	—	208,570	38,189	12,586	234,173	246,759	82,593	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	—	98,188	87,145	25,195	160,138	185,333	68,452	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	—	14,496	107,736	23,882	14,473	131,641	146,114	75,119	1998	2004	(c)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	—	16,066	100,255	34,756	16,066	135,011	151,077	67,090	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street) (d)	Philadelphia	PA	—	—	76,008	26,881	6,549	96,340	102,889	30,503	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	61,703.00	7,768	17,263	61,721	7,768	78,984	86,752	35,534	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	—	21,417	6,005	—	27,422	27,422	13,339	1959	2011	(c)
618-634 Market Street	Philadelphia	PA	—	13,365	5,791	5,161	13,365	10,952	24,317	7,610	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	—	400,294	10,819	—	411,113	411,113	100,935	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	—	18,827	—	6,318	18,854	6,291	25,145	2,715	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	—	3,662	6,061	8	3,670	6,061	9,731	480	1922	2020	(c)
3000 Market Street (f)	Philadelphia	PA	—	18,924	13,080	17,349	18,924	30,429	49,353	4,739	1937	2017	(c)
The Bulletin Building (3025 Market Street) (f)	Philadelphia	PA	49,429.00	—	24,377	44,435	—	68,812	68,812	15,078	1953	2017	(c)
3001-3003 JFK Boulevard (g)	Philadelphia	PA	—	—	—	85	—	85	85	38	N/A	2018	N/A
AUSTIN, TX
401-405 Colorado Street	Austin	TX	62,688	—	106,828	564	—	107,392	107,392	5,958	2022	N/A	(c)
11501 Burnet Road - Building 1	Austin	TX	—	3,755	22,702	4	3,755	22,706	26,461	11,689	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	—	2,732	16,305	733	2,732	17,038	19,770	8,991	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	—	3,688	22,348	7,118	3,688	29,466	33,154	13,671	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	—	2,614	15,740	3	2,614	15,743	18,357	8,105	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	—	3,689	22,354	4	3,689	22,358	26,047	11,511	1991	2015	(c)
11501 Burnet Road - Building 6	Austin	TX	—	2,676	15,972	14,114	2,676	30,086	32,762	16,346	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	—	1,400	7,422	1,776	1,400	9,198	10,598	4,742	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	—	19,826	1,588	—	21,414	21,414	11,364	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	23,044	1,140	—	40,322	1,141	40,321	41,462	8,637	2019	2013	(c)
One Barton Skyway (1501 South MoPac Expressway)	Austin	TX	—	10,496	47,670	8,189	10,495	55,860	66,355	8,647	1999	2018	(c)
Two Barton Skyway (1601 South MoPac Expressway)	Austin	TX	—	10,849	53,868	3,784	10,848	57,653	68,501	9,099	2000	2018	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	—	13,301	57,041	7,895	13,300	64,937	78,237	9,367	2001	2018	(c)
Four Points Centre (11305 Four Points Drive)	Austin	TX	—	7,800	43,581	4,622	7,800	48,203	56,003	7,977	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	—	2,004	17,680	990	2,004	18,670	20,674	2,822	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	—	3,137	29,254	1,508	3,137	30,762	33,899	4,338	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	—	3,064	26,705	1,195	3,064	27,900	30,964	3,753	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	—	2,273	18,617	1,140	2,273	19,757	22,030	2,684	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	—	1,752	14,315	736	1,752	15,051	16,803	2,218	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	—	1,598	12,945	703	1,598	13,648	15,246	2,044	2001	2018	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2023
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2023 (b)	Year of Construction	Year Acquired	Depreciable Life
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	—	1,801	16,486	1,374	1,801	17,860	19,661	3,146	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	—	3970	30546	1678	3867	32327	36194	4541	1998	2018	(c)
OTHER
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	(14,597)	—	22,824	22,824	9,299	1981	2006	(c)
1676 International Drive	Mclean	VA	—	18,437	97,538	(30,581)	10,239	75,155	85,394	22,630	1999	2006	(c)
8260 Greensboro Drive	Mclean	VA	—	7,952	33,964	10,969	8,102	44,783	52,885	15,881	1980	2006	(c)
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	(23,353)	9,747	48,624	58,371	1,192	1988	2006	(c)
Dabney Land Westwood	Richmond	VA	—	1,732	—	3,690	819	4,706	5,525	493	NA	1998
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	284	2,732	11,226	13,958	11,073	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	—	696	2,802	2,762	704	5,556	6,260	4,042	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	—	532	2,052	265	532	2,317	2,849	1,599	1988	1997	(c)
920 North King Street	Wilmington	DE	—	6,141	21,140	7,272	6,141	28,412	34,553	17,591	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	—	6,369	13,739	2,386	6,366	16,128	22,494	10,881	1989	2004	(c)
	Total:		$245,000	$358,066	$2,520,935	$663,128	$394,669	$3,147,563	$3,542,232	$1,131,792

(a)
(b)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2021 to December 31, 2023 (in thousands):

	2023	2022	2021
Balance at beginning of year	$3,617,240	$3,472,602	$3,474,109
Additions:
Acquisitions	—	—	—
Capital expenditures and assets placed into service	210,226	212,874	134,931
Less:
Dispositions/impairments/placed into redevelopment	(251,190)	(32,951)	(82,247)
Retirements	(34,044)	(35,285)	(54,191)
Balance at end of year	$3,542,232	$3,617,240	$3,472,602
Per consolidated balance sheet	$3,542,232	$3,617,240	$3,472,602
The aggregate cost for federal income tax purposes is $3.0 billion as of December 31, 2023.
(c)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2021 to December 31, 2023 (in thousands):

	2023	2022	2021
Balance at beginning of year	$1,063,060	$957,450	$896,561
Additions:
Depreciation expense	158,194	147,735	136,171
Less:
Dispositions/impairments/placed into redevelopment	(55,969)	(7,341)	(24,440)
Retirements	(33,493)	(34,784)	(50,842)
Balance at end of year	$1,131,792	$1,063,060	$957,450
Per consolidated balance sheet	$1,131,792	$1,063,060	$957,450
(d)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(e)Land value represents unamortized prepaid ground lease.
(f)250 King of Prussia Road was fully placed into service in 2023.
(g)Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and to The Bulletin Building in 2012.
(h)Represent leasehold interests in land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.