Form 10-Q
period 2024-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2024-04-24
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
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
A total of 172,270,907 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 18, 2024.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2024, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

To help investors understand the differences between the Parent Company and the Operating Partnership, this report presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,549,674	$3,542,232
Accumulated depreciation	(1,163,782)	(1,131,792)
Right of use asset - operating leases, net	18,875	19,031
Operating real estate investments, net	2,404,767	2,429,471
Construction-in-progress	146,194	135,529
Land held for development	81,616	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,660,339	2,675,272
Cash and cash equivalents	43,210	58,319
Restricted cash and escrows	8,089	9,215
Accounts receivable	11,628	11,977
Accrued rent receivable, net of allowance of $2,435 and $2,672 as of March 31, 2024 and December 31, 2023, respectively	189,718	186,708
Investment in unconsolidated real estate ventures	618,042	601,227
Deferred costs, net	95,049	95,984
Intangible assets, net	7,112	7,694
Other assets	103,573	86,051
Total assets	$3,736,760	$3,732,447
LIABILITIES AND BENEFICIARIES' EQUITY
Secured debt, net	$260,936	$255,671
Unsecured credit facility	37,000	—
Unsecured term loan, net	318,494	318,499
Unsecured senior notes, net	1,564,825	1,564,662
Accounts payable and accrued expenses	114,162	123,825
Distributions payable	26,248	26,017
Deferred income, gains and rent	25,363	24,248
Intangible liabilities, net	8,022	8,270
Lease liability - operating leases	23,415	23,369
Other liabilities	66,049	63,729
Total liabilities	$2,444,514	$2,408,290
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,270,907 and 172,097,661 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,721	1,719
Additional paid-in-capital	3,168,661	3,163,949
Deferred compensation payable in common shares	19,996	19,965
Common shares in grantor trust, 1,145,121 and 1,194,127 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	(19,996)	(19,965)
Cumulative earnings	963,038	979,406
Accumulated other comprehensive income (loss)	5,339	(668)
Cumulative distributions	(2,853,199)	(2,827,022)
Total Brandywine Realty Trust's equity	1,285,560	1,317,384
Noncontrolling interests	6,686	6,773
Total beneficiaries' equity	$1,292,246	$1,324,157
Total liabilities and beneficiaries' equity	$3,736,760	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2024	2023
Revenue
Rents	$119,008	$120,848
Third party management fees, labor reimbursement and leasing	5,894	6,002
Other	1,582	2,377
Total revenue	126,484	129,227
Operating expenses
Property operating expenses	32,279	33,594
Real estate taxes	12,592	14,602
Third party management expenses	2,543	2,639
Depreciation and amortization	45,042	45,600
General and administrative expenses	11,104	9,482
Total operating expenses	103,560	105,917
Gain on sale of real estate
Net gain on sale of undepreciated real estate	—	781
Total gain on sale of real estate	—	781
Operating income	22,924	24,091
Other income (expense):
Interest and investment income	421	505
Interest expense	(25,049)	(22,653)
Interest expense - amortization of deferred financing costs	(1,091)	(1,027)
Equity in loss of unconsolidated real estate ventures	(13,588)	(6,167)
Net loss on real estate venture transactions	(29)	—
Net loss before income taxes	(16,412)	(5,251)
Income tax provision	(2)	(25)
Net loss	(16,414)	(5,276)
Net loss attributable to noncontrolling interests	46	17
Net loss attributable to Brandywine Realty Trust	(16,368)	(5,259)
Nonforfeitable dividends allocated to unvested restricted shareholders	(336)	(70)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(16,704)	$(5,329)

Basic loss per Common Share	$(0.10)	$(0.03)

Diluted loss per Common Share	$(0.10)	$(0.03)

Basic weighted average shares outstanding	172,207,037	171,673,167
Diluted weighted average shares outstanding	172,207,037	171,673,167

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,414)	$(5,276)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	6,026	(5,291)
Total comprehensive income (loss)	6,026	(5,291)
Comprehensive loss	(10,388)	(10,567)
Comprehensive loss attributable to noncontrolling interest	27	17
Comprehensive loss attributable to Brandywine Realty Trust	$(10,361)	$(10,550)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(16,368)			(46)	(16,414)
Other comprehensive income (loss)								6,007		19	6,026
Share-based compensation activity	194,480	7,148	2	4,829							4,831
Share Issuance from/(to) Deferred Compensation Plan	(21,234)	(56,154)		(100)	31	(31)					(100)
Reallocation of Noncontrolling interest				(17)						17	—
Distributions declared $0.15 per share)									(26,177)	(77)	(26,254)
BALANCE, March 31, 2024	172,270,907	1,145,121	$1,721	$3,168,661	$19,996	$(19,996)	$963,038	$5,339	$(2,853,199)	$6,686	$1,292,246
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net income							(5,259)			(17)	(5,276)
Other comprehensive income								(5,307)		16	(5,291)
Share-based compensation activity	171,318	22,449	1	3,370							3,371
Share Issuance from/(to) Deferred Compensation Plan	(13,422)	(48,733)		(88)	145	(145)					(88)
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared ($0.19 per share)									(32,734)	(98)	(32,832)
BALANCE, March 31, 2023	171,727,703	1,153,359	$1,717	$3,156,507	$19,746	$(19,746)	$1,170,936	$(1,410)	$(2,742,139)	$7,607	$1,593,218

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,414)	$(5,276)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,042	45,600
Amortization of deferred financing costs	1,091	1,027
Amortization of debt discount/(premium), net	(250)	(258)
Amortization of stock compensation costs	4,378	3,398
Straight-line rent income	(3,199)	(2,835)
Amortization of acquired above (below) market leases, net	(246)	(376)
Ground rent expense	197	201
Net loss on real estate venture transactions	29	—
Total gain on sale of real estate	—	(781)
Loss from unconsolidated real estate ventures, including income distributions	13,588	6,167
Income tax provision	2	25
Changes in assets and liabilities:
Accounts receivable	1,452	(2,416)
Other assets	(16,948)	(16,040)
Accounts payable and accrued expenses	(10,208)	(19,911)
Deferred income, gains and rent	1,199	(960)
Other liabilities	4,098	(2,190)
Net cash provided by operating activities	23,811	5,375
Cash flows from investing activities:
Capital expenditures for tenant improvements	(15,904)	(13,637)
Capital expenditures for redevelopments	(4,013)	(14,114)
Capital expenditures for developments	(7,404)	(4,588)
Advances for the purchase of tenant assets, net of repayments	(998)	(26)
Investment in unconsolidated real estate ventures	(26,975)	(10,627)
Capital distributions from unconsolidated real estate ventures	3,931	300
Leasing costs paid	(3,942)	(2,331)
Net cash used in investing activities	(55,305)	(45,023)
Cash flows from financing activities:
Proceeds from credit facility borrowings	37,000	115,000
Repayments of credit facility borrowings	—	(203,500)
Repayments of unsecured notes	—	(54,301)
Proceeds from unsecured term loan	—	70,000
Proceeds from secured term loan	—	245,000
Proceeds from construction loan	5,076	—
Debt financing costs paid	(200)	(4,414)
Shares used for employee taxes upon vesting of share awards	(594)	(652)
Distributions paid to shareholders	(25,946)	(32,703)
Distributions to noncontrolling interest	(77)	(98)
Net cash provided by financing activities	15,259	134,332
Increase/(Decrease) in cash and cash equivalents and restricted cash	(16,235)	94,684
Cash and cash equivalents and restricted cash at beginning of period	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$51,299	$113,071

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551
Restricted cash, beginning of period	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387
Cash and cash equivalents, end of period	$43,210	$96,945
Restricted cash, end of period	8,089	16,126
Cash and cash equivalents and restricted cash, end of period	$51,299	$113,071
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2024 and 2023 of $3,918 and $4,072, respectively	$23,368	$17,007
Cash paid for income taxes	—	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,248	32,823
Change in investment in real estate ventures as a result of deconsolidation	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	(7,814)
Change in capital expenditures financed through accounts payable at period end	(1,179)	451
Change in capital expenditures financed through retention payable at period end	648	255
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,549,674	$3,542,232
Accumulated depreciation	(1,163,782)	(1,131,792)
Right of use asset - operating leases, net	18,875	19,031
Operating real estate investments, net	2,404,767	2,429,471
Construction-in-progress	146,194	135,529
Land held for development	81,616	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,660,339	2,675,272
Cash and cash equivalents	43,210	58,319
Restricted cash and escrows	8,089	9,215
Accounts receivable	11,628	11,977
Accrued rent receivable, net of allowance of $2,435 and $2,672 as of March 31, 2024 and December 31, 2023, respectively	189,718	186,708
Investment in unconsolidated real estate ventures	618,042	601,227
Deferred costs, net	95,049	95,984
Intangible assets, net	7,112	7,694
Other assets	103,573	86,051
Total assets	$3,736,760	$3,732,447
LIABILITIES AND PARTNERS' EQUITY
Secured debt, net	$260,936	$255,671
Unsecured credit facility	37,000	—
Unsecured term loan, net	318,494	318,499
Unsecured senior notes, net	1,564,825	1,564,662
Accounts payable and accrued expenses	114,162	123,825
Distributions payable	26,248	26,017
Deferred income, gains and rent	25,363	24,248
Intangible liabilities, net	8,022	8,270
Lease liability - operating leases	23,415	23,369
Other liabilities	66,049	63,729
Total liabilities	$2,444,514	$2,408,290
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	2,392	2,785
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 172,270,907 and 172,097,661 units issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,282,025	1,319,572
Accumulated other comprehensive income (loss)	5,016	(1,010)
Total Brandywine Operating Partnership, L.P.'s equity	1,287,041	1,318,562
Noncontrolling interest - consolidated real estate ventures	2,813	2,810
Total partners' equity	$1,289,854	$1,321,372
Total liabilities and partners' equity	$3,736,760	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2024	2023
Revenue
Rents	$119,008	$120,848
Third party management fees, labor reimbursement and leasing	5,894	6,002
Other	1,582	2,377
Total revenue	126,484	129,227
Operating expenses
Property operating expenses	32,279	33,594
Real estate taxes	12,592	14,602
Third party management expenses	2,543	2,639
Depreciation and amortization	45,042	45,600
General and administrative expenses	11,104	9,482
Total operating expenses	103,560	105,917
Gain on sale of real estate
Net gain on sale of undepreciated real estate	—	781
Total gain on sale of real estate	—	781
Operating income	22,924	24,091
Other income (expense):
Interest and investment income	421	505
Interest expense	(25,049)	(22,653)
Interest expense - amortization of deferred financing costs	(1,091)	(1,027)
Equity in loss of unconsolidated real estate ventures	(13,588)	(6,167)
Net loss on real estate venture transactions	(29)	—
Net loss before income taxes	(16,412)	(5,251)
Income tax provision	(2)	(25)
Net loss	(16,414)	(5,276)
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	(3)	1
Net loss attributable to Brandywine Operating Partnership	(16,417)	(5,275)
Nonforfeitable dividends allocated to unvested restricted unitholders	(336)	(70)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(16,753)	$(5,345)

Basic loss per Common Partnership Unit	$(0.10)	$(0.03)

Diluted loss per Common Partnership Unit	$(0.10)	$(0.03)

Basic weighted average common partnership units outstanding	172,722,632	172,189,634
Diluted weighted average common partnership units outstanding	172,722,632	172,189,634
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,414)	$(5,276)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	6,026	(5,291)
Total comprehensive income (loss)	6,026	(5,291)
Comprehensive loss	(10,388)	(10,567)
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	(3)	1
Comprehensive loss attributable to Brandywine Operating Partnership	$(10,391)	$(10,566)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(16,417)		3	(16,414)
Other comprehensive loss			6,026		6,026
Deferred compensation obligation	(21,234)	(100)			(100)
Share-based compensation activity	194,480	4,831			4,831
Adjustment of redeemable partnership units to liquidation value at period end		316			316
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,177)			(26,177)
BALANCE, March 31, 2024	172,270,907	$1,282,025	$5,016	$2,813	$1,289,854
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(16,414)	$(5,276)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	45,042	45,600
Amortization of deferred financing costs	1,091	1,027
Amortization of debt discount/(premium), net	(250)	(258)
Amortization of stock compensation costs	4,378	3,398
Straight-line rent income	(3,199)	(2,835)
Amortization of acquired above (below) market leases, net	(246)	(376)
Ground rent expense	197	201
Net loss on real estate venture transactions	29	—
Total gain on sale of real estate	—	(781)
Loss from unconsolidated real estate ventures, including income distributions	13,588	6,167
Income tax provision	2	25
Changes in assets and liabilities:
Accounts receivable	1,452	(2,416)
Other assets	(16,948)	(16,040)
Accounts payable and accrued expenses	(10,208)	(19,911)
Deferred income, gains and rent	1,199	(960)
Other liabilities	4,098	(2,190)
Net cash provided by operating activities	23,811	5,375
Cash flows from investing activities:
Capital expenditures for tenant improvements	(15,904)	(13,637)
Capital expenditures for redevelopments	(4,013)	(14,114)
Capital expenditures for developments	(7,404)	(4,588)
Advances for the purchase of tenant assets, net of repayments	(998)	(26)
Investment in unconsolidated real estate ventures	(26,975)	(10,627)
Capital distributions from unconsolidated real estate ventures	3,931	300
Leasing costs paid	(3,942)	(2,331)
Net cash used in investing activities	(55,305)	(45,023)
Cash flows from financing activities:
Proceeds from credit facility borrowings	37,000	115,000
Repayments of credit facility borrowings	—	(203,500)
Repayments of unsecured notes	—	(54,301)
Proceeds from unsecured term loan	—	70,000
Proceeds from secured term loan	—	245,000
Proceeds from construction loan	5,076	—
Debt financing costs paid	(200)	(4,414)
Shares used for employee taxes upon vesting of share awards	(594)	(652)
Distributions paid to preferred and common partnership units	(26,023)	(32,801)
Net cash provided by financing activities	15,259	134,332
Increase/(Decrease) in cash and cash equivalents and restricted cash	(16,235)	94,684
Cash and cash equivalents and restricted cash at beginning of period	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$51,299	$113,071

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551
Restricted cash, beginning of period	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387

Cash and cash equivalents, end of period	$43,210	$96,945
Restricted cash, end of period	8,089	16,126
Cash and cash equivalents and restricted cash, end of period	$51,299	$113,071
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2024 and 2023 of $3,918 and $4,072, respectively	$23,368	$17,007
Cash paid for income taxes	—	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,248	32,823
Change in investment in real estate ventures as a result of deconsolidation	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	(7,814)
Change in capital expenditures financed through accounts payable at period end	(1,179)	451
Change in capital expenditures financed through retention payable at period end	648	255
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2024, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of March 31, 2024, the Company owned 72 properties that contained an aggregate of approximately 13.0 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes development properties, redevelopment properties, recently completed properties, and properties held for sale. The Properties were comprised of the following as of March 31, 2024:

	Number of Properties	Rentable Square Feet
Office properties	65	11,773,665
Mixed-use properties	4	924,450
Core Properties	69	12,698,115
Development property	2	144,685
Recently completed - not stabilized property	1	168,294
The Properties	72	13,011,094
In addition to the Properties, as of March 31, 2024, the Company owned 141.6 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of March 31, 2024, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 12.1 million net rentable square feet.
As of March 31, 2024, the Company also owned economic interests in twelve unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2024, the management company subsidiaries were managing properties containing an aggregate of approximately 22.3 million net rentable square feet, of which approximately 13.0 million net rentable square feet related to Properties owned by the Company and approximately 9.3 million net rentable square feet related to properties owned by third parties and unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2024, the results of its operations for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.
The consolidated balance sheet at December 31, 2023 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The Company’s

Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of the Company’s significant accounting policies under Note 2, “Summary of Significant Accounting Policies”. There have been no material changes in the Company’s significant accounting policies since December 31, 2023.
Use of Estimates
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
3. REAL ESTATE INVESTMENTS
As of March 31, 2024 and December 31, 2023, the gross carrying value of the operating properties was as follows (in thousands):

	March 31, 2024	December 31, 2023
Land	$394,628	$394,669
Building and improvements	2,677,619	2,671,024
Tenant improvements	477,427	476,539
Total	$3,549,674	$3,542,232
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2024, the Company held ownership interests in twelve unconsolidated real estate ventures, with a net aggregate investment balance of $565.8 million, which includes a negative investment balance in one unconsolidated real estate venture of $52.2 million, reflected within “Other liabilities” on the consolidated balance sheets. As of March 31, 2024, five of the real estate ventures owned properties that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two real estate ventures owned 1.4 acres of land held for development; four real estate ventures owned 7.5 acres of land in active development; one real estate venture owned a mixed used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 15% to 78%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.
The Company earned management fees from the unconsolidated real estate ventures of $1.9 million and $2.1 million for the three months ended March 31, 2024 and 2023, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.6 million and $0.7 million for the three months ended March 31, 2024 and 2023, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $2.7 million and $3.5 million as of March 31, 2024 and December 31, 2023, respectively.

The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024 (b)	December 31, 2023
Net property	$1,959,104	$2,339,921
Other assets	416,628	534,658
Other liabilities	413,416	443,536
Debt, net	1,067,443	1,407,858
Equity (a)	894,873	1,023,185
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
(b)Excludes amounts related to the Mid-Atlantic Office JV and Herndon Innovation Center Metro Portfolio Venture, LLC, as the Company discontinued applying the equity method of accounting after December 31, 2023.
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue	$45,949	$57,886
Operating expenses	(24,881)	(28,851)
Interest expense, net	(17,363)	(15,891)
Depreciation and amortization	(20,889)	(24,174)
Loss on property disposition	(490)
Net loss	$(17,674)	$(11,030)
Ownership interest %	Various	Various
Company's share of net loss	$(13,814)	$(6,124)
Basis adjustments and other	226	(43)
Equity in loss of unconsolidated real estate ventures	$(13,588)	$(6,167)
MAP Venture
The MAP Venture owns 57 office properties that contain an aggregate of 3,868,811 net rentable square feet located in the Pennsylvania Suburbs, New Jersey/Delaware, Metropolitan Washington, D.C. and Richmond, Virginia (the “MAP Venture”). The MAP Venture leases the land parcels under the 57 office properties through a ground lease that extends through February 2115. The properties held by the MAP Venture are encumbered by a mortgage on the MAP Venture's leasehold interest in the buildings that is nonrecourse to the Company and the assignment of the related rents and leases. The mortgage loan had an original maturity date of August 1, 2023. The lender provided the MAP Venture with three successive two-month extensions that matured on February 27, 2024. At March 31, 2024, the mortgage balance was $179.1 million. The Company and its partners are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions. At March 31, 2024, the Company's negative investment balance was $52.2 million. The Company has no obligation to fund additional equity to the MAP Venture.
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of 12 properties containing an aggregate of 1,128,645 net rentable square feet, nine of which are located in the Pennsylvania Suburbs segment and three located in the Company's former Metropolitan Washington, D.C. segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. Upon consummation of the transaction, the Company owned approximately 40% of the equity interest in the venture. On the closing date, Mid-Atlantic Office JV obtained $147.4 million of third-party debt financing secured by the 12 properties within the venture, with an initial advance of $120.8 million. The loan bears interest at SOFR + 3.25% per annum and matured on January 9, 2024. The Company and its partners are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions.

As of March 31, 2024, the Company's investment in the Mid-Atlantic Office JV was zero, and the Company has discontinued applying the equity method of accounting on these assets as the Company has not guaranteed the venture's obligations or otherwise committed to providing financial support.
Herndon Innovation Center Metro Portfolio Venture, LLC
The Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”) consists of eight properties containing an aggregate of 1,293,197 net rentable square feet, located in the Company's former Metropolitan Washington, D.C. segment. The Company and its partner own 15% and 85% equity interests in the Herndon Innovation Center, respectively. The properties held by Herndon Innovation Center are encumbered by a $233.4 million secured mortgage loan that matured on March 29, 2024 and is nonrecourse to the Company. The Company and its partners are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions. As of March 31, 2024, the Company's investment in the Herndon Innovation Center was zero, and the Company has discontinued applying the equity method of accounting on these assets as the Company has not guaranteed the venture's obligations or otherwise committed to providing financial support.
Cira Square
On March 17, 2022, the Company formed a joint venture, Cira Square REIT, LLC (“Cira Square Venture”), for the purpose of acquiring Cira Square, an office property located at 2970 Market Street in Philadelphia, Pennsylvania containing 862,692 net rentable square feet for a gross purchase price of $383.0 million. The Company owns a 20% equity interest in Cira Square Venture and provided an initial capital contribution of $28.6 million on the closing date.
On the closing date, Cira Square Venture obtained $257.7 million of third-party debt financing secured by the property which is nonrecourse to the Company. The loan bears interest at 3.50% over one-month term SOFR per annum, and matured on April 1, 2024. On April 1, 2024, the venture's loan received an extension to July 1, 2024. The Company and its partners are in active discussions, including with the mortgage lender, as to a potential extension of the loan or other restructuring of the venture. At present, there can be no assurance as to the outcome of these discussions. At March 31, 2024, the Company's investment balance was $25.1 million.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2024	2023
Fixed contractual payments	$92,213	$91,682
Variable lease payments	24,198	26,515
Total	$116,411	$118,197

6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2024 and December 31, 2023, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$18,716	$(11,687)	$7,029
Tenant relationship value	110	(53)	57
Above market leases acquired	75	(49)	26
Total intangible assets, net	$18,901	$(11,789)	$7,112

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,179	$(9,157)	$8,022

	December 31, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,281	$(16,673)	$7,608
Tenant relationship value	110	(52)	58
Above market leases acquired	75	(47)	28
Total intangible assets, net	$24,466	$(16,772)	$7,694

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,588	$(9,318)	$8,270
As of March 31, 2024, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2024 (nine months remaining)	$1,236	$681
2025	1,485	869
2026	1,093	739
2027	808	623
2028	313	534
Thereafter	2,177	4,576
Total	$7,112	$8,022

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026	18,899	13,824	SOFR + 2.50%		August 2026
Principal balance outstanding	263,899	258,824
Less: deferred financing costs	(2,963)	(3,153)
Total Secured indebtedness	$260,936	$255,671

UNSECURED DEBT
$600 million Unsecured Credit Facility	$37,000	—	SOFR + 1.50%		June 2027	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(b)	June 2027	(a)
$70.0 million Term Loan	70,000	70,000	SOFR + 2.00%		February 2025	(a)
$350.0M 4.10% Guaranteed Notes due 2024	340,000	340,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	7.98%	(c)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(d)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(d)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(d)	July 2035
Principal balance outstanding	1,925,610	1,888,610
Plus: original issue premium (discount), net	1,628	1,878
Less: deferred financing costs	(6,919)	(7,327)
Total unsecured indebtedness	$1,920,319	$1,883,161
Total Debt Obligations	$2,181,255	$2,138,832
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At March 31, 2024, the fixed rate for this instrument is 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 7.55% Guaranteed Notes due 2028 (the "2028 Notes") increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes.
(d)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2024, the weighted-average interest rate on Unsecured Credit Facility borrowings was 6.77%, resulting in $0.2 million of interest expense for such period.
Guaranteed Notes due 2029
On April 12, 2024, the Company completed an underwritten offering of $400.0 million aggregate principal amount of its 8.875% Guaranteed Notes due 2029 (the “2029 Notes”). The 2029 Notes were priced at approximately 99.51% of their face amount. The Company received approximately $391.8 million of net proceeds after the deduction for underwriting discounts and offering expenses.
On April 15, 2024, the Company commenced a tender offer (the “Tender Offer”) for any and all of the outstanding $335.1 million principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”). The purchase price offered per $1,000 principal amount of 2024 Notes pursuant to the Tender Offer was determined by reference to the fixed spread for the 2024 Notes of 0 basis points plus the yield based on the bid-side price of the 4.250% U.S. Treasury due September 30, 2024. The Tender Offer expired on April 19, 2024. Upon completion of the Tender Offer, on April 23, 2024, the Company issued a redemption notice to redeem any 2024 Notes that remained outstanding after the Tender Offer. The expected redemption date is June 7, 2024.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2024. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2024, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2024 (nine months remaining)	$340,000
2025	70,000
2026	18,899
2027	737,000
2028	595,000
Thereafter	428,610
Total principal payments	2,189,509
Net unamortized premiums/(discounts)	1,628
Net deferred financing costs	(9,882)
Outstanding indebtedness	$2,181,255
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2024 and December 31, 2023, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2024 and December 31, 2023 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,486,215	$1,396,547	$1,486,052	$1,386,621
Variable rate debt	453,003	412,377	410,932	370,665
Secured fixed rate debt	242,036	232,653	241,847	233,088
(a)Net of deferred financing costs of $5.4 million and $5.8 million for unsecured notes payable, $1.5 million and $1.5 million for variable rate debt and $3.0 million and $3.2 million for secured fixed rate debt as of March 31, 2024 and December 31, 2023.
The Company used quoted market prices as of March 31, 2024 and December 31, 2023 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2024. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2024 and December 31, 2023. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2024	12/31/2023				3/31/2024	12/31/2023
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.729%	November 23, 2022	June 30, 2027	$3,226	$(757)
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	438	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	698	—
				$328,610	$250,000
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $3.9 million and $4.1 million as of March 31, 2024 and December 31, 2023, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended March 31, 2024) was approximately $2.4 million and $2.8 million as of March 31, 2024 and December 31, 2023, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(16,414)	$(16,414)	$(5,276)	$(5,276)
Net loss attributable to noncontrolling interests	46	46	17	17
Nonforfeitable dividends allocated to unvested restricted shareholders	(336)	(336)	(70)	(70)
Net loss attributable to common shareholders	$(16,704)	$(16,704)	$(5,329)	$(5,329)
Denominator
Weighted-average shares outstanding	172,207,037	172,207,037	171,673,167	171,673,167
Loss per Common Share:
Net loss attributable to common shareholders	$(0.10)	$(0.10)	$(0.03)	$(0.03)
Redeemable common limited partnership units totaling 515,595 and 516,467 at March 31, 2024 and March 31, 2023, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2024 and 2023, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On February 14, 2024, the Parent Company declared a distribution of $0.15 per common share, totaling $26.3 million, which was paid on April 18, 2024 to shareholders of record as of April 4, 2024.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the three months ended March 31, 2024 and March 31, 2023, the Company did not repurchase any common shares.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(16,414)	$(16,414)	$(5,276)	$(5,276)
Net (income) loss attributable to noncontrolling interests	(3)	(3)	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(336)	(336)	(70)	(70)
Net loss attributable to common unitholders	$(16,753)	$(16,753)	$(5,345)	$(5,345)
Denominator
Total weighted-average units outstanding	172,722,632	172,722,632	172,189,634	172,189,634
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.10)	$(0.10)	$(0.03)	$(0.03)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three months ended March 31, 2024 and 2023, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On February 14, 2024, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $0.1 million, which was paid on April 18, 2024 to unitholders of record as of April 4, 2024.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2024 and March 31, 2023, the Company did not repurchase any units.
13. SHARE BASED COMPENSATION
Restricted Share Unit Awards
As of March 31, 2024, 2,242,275 restricted share rights and units (“Restricted Share Units”) were outstanding under the Company’s long term equity incentive plan. These Restricted Share Units vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2024 was $3.6 million and is expected to be recognized over a weighted average remaining vesting period of 1.19 years. During the three months ended March 31, 2024 and 2023, the amortization related to outstanding Restricted Share Units was $3.9 million (of which $0.7 million was capitalized) and $2.8 million (of which $0.4 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Units is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Units activity during the three months ended March 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	889,166	$8.79
Granted	1,394,123	$4.11
Vested	(34,365)	$6.08
Forfeited	(6,649)	$8.16
Non-vested at March 31, 2024	2,242,275	$5.92
On February 26, 2024, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 1,251,803 Restricted Share Units, which vest over three years from the grant date. Each Restricted Share Unit entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the

Restricted Share Units prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Units, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Units granted in 2024, 2023, and 2022 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 275% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and capital markets based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 2,669,293, 925,642, and 406,179 shares may be awarded under the outperformance feature for the 2024, 2023, and 2022 awards, respectively, to those senior officers whose Restricted Share Units awards include the “outperformance feature.” As of March 31, 2024, the Company has not recognized any compensation expense related to the outperformance feature for the 2022 awards and has recognized $0.3 million and $0.5 million related to the outperformance feature for the 2024 and 2023 awards respectively. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on February 16, 2024, the Compensation Committee awarded non-officer employees an aggregate of 142,320 Restricted Share Units that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those executives who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement or qualifying retirement eligibility.
Restricted Performance Share Unit Awards
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement varying between zero and 200% of the target amount based on the achievement of certain performance or market conditions. For 2022 and 2023 awards, the number of shares issuable is determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods (“Relative TSR”). For 2024 awards, the number of common shares issuable is determined based on the Company’s achievement of certain operating metrics during three one-year performance periods, subject to further adjustment based on Relative TSR for the three-year term of the award. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant Date
	3/3/2022	2/16/2023	2/26/2024	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2024	513,038	1,057,173	—	1,570,211
Granted	—	—	417,268	417,268
Units Vested	(9,877)	(19,484)	—	(29,361)
Units Cancelled	(1,048)	(4,341)	—	(5,389)
Non-vested at March 31, 2024	502,113	1,033,348	417,268	1,952,729
Measurement Period Commencement Date	1/1/2022	1/1/2023	1/1/2024
Measurement Period End Date	12/31/2024	12/31/2025	12/31/2026
Awarded Units	516,852	1,057,173	1,251,803
Fair Value of Units on Grant Date (in thousands)	$6,872	$7,125	$1,715
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three-year performance period. If an award's service inception date precedes the grant date, we initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method.

For 2022 and 2023 awards, the performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three-year performance period; provided that, in the case of qualifying retirement, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement.
For 2024 awards, the Company awarded 1,251,803 shares of which 417,268 are granted in 2024. The determination and delivery of earned shares will be accelerated in the event of a change in control or the award recipient’s death or disability before the end of the full three-year term of the award. If the award recipient’s service ceases due to his or her qualifying retirement or disability during the term of the award, the award will remain outstanding and be earned based on actual performance for the full term of the award, subject to pro-ration based on the portion of the term actually worked. Dividend equivalents will be credited as additional RPSUs during the term of the awards, subject to the same terms and conditions as the original RPSUs.
For the three months ended March 31, 2024, the Company recognized amortization of the 2024, 2023 and 2022 RPSU awards of $1.4 million, of which $0.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2023, amortization for the 2023, 2022 and 2021 RPSU awards was $1.4 million, of which $0.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2024 was approximately $10.9 million and is expected to be recognized over a weighted average remaining vesting period of 2.1 years.
The Company issued 164,461 common shares on February 1, 2023 in settlement of RPSUs that had been awarded on March 5, 2021 (with a three-year measurement period ended December 31, 2023). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on January 18, 2024.
14. SEGMENT INFORMATION
As of March 31, 2024, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2024	December 31, 2023
Philadelphia CBD	$1,535,852	$1,534,893
Pennsylvania Suburbs	901,577	900,230
Austin, Texas	803,756	801,973
Total Core Segments	3,241,185	3,237,096
Other	308,489	305,136
Operating properties	$3,549,674	$3,542,232

Corporate
Right of use asset - operating leases, net	$18,875	$19,031
Construction-in-progress	$146,194	$135,529
Land held for development	$81,616	$82,510
Prepaid leasehold interests in land held for development, net	$27,762	$27,762

Net operating income:

	Three Months Ended March 31,
	2024			2023
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$55,988	$(19,882)	$36,106	$56,227	$(20,586)	$35,641
Pennsylvania Suburbs	32,019	(9,359)	22,660	32,771	(9,779)	22,992
Austin, Texas	23,255	(9,013)	14,242	25,237	(11,294)	13,943
Other	10,968	(5,462)	5,506	9,389	(5,412)	3,977
Corporate	4,254	(3,698)	556	5,603	(3,764)	1,839
Operating properties	$126,484	$(47,414)	$79,070	$129,227	$(50,835)	$78,392
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended March 31,
	March 31, 2024	December 31, 2023	2024	2023
Philadelphia CBD	$468,642	$450,136	$(9,613)	$(3,259)
Metropolitan Washington, D.C.	69,288	71,931	(752)	(1,176)
Mid-Atlantic Office JV	—	—	—	190
MAP Venture	(52,200)	(48,733)	(3,223)	(1,922)
Austin, Texas	80,112	79,160	—	—
Total	$565,842	$552,494	$(13,588)	$(6,167)
Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total property revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the primary measure that is used by the Company’s management to evaluate the operating performance of the Company’s real estate assets by segment. The Company believes NOI provides useful information to investors regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Three Months Ended March 31,
	2024	2023
Net loss	$(16,414)	$(5,276)
Plus:
Interest expense	25,049	22,653
Interest expense - amortization of deferred financing costs	1,091	1,027
Depreciation and amortization	45,042	45,600
General and administrative expenses	11,104	9,482
Equity in loss of unconsolidated real estate ventures	13,588	6,167
Less:
Interest and investment income	421	505
Income tax provision	(2)	(25)
Net gain on sale of undepreciated real estate	—	781
Net loss on real estate venture transactions	(29)	—
Consolidated net operating income	$79,070	$78,392
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
Debt Guarantees and Equity Funding Commitments
As of March 31, 2024, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $1,438.0 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guarantees for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. The Company expects that it will be required to fund $5.7 million of additional equity through the project completion date.
In the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. As of March 31, 2024, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity. The partner is responsible for up to $22.9 million of additional construction costs. Thereafter, if a construction loan has not been obtained, the Company would be responsible to fund the balance of the development costs and would fund such costs through the use of its credit facilities and cash on hand.

With respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. In addition, the Company has provided completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Ventures. Moreover, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the principal balance of the $121.7 million (office) and $85.0 million (multifamily) construction loans, respectively.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2024, had $5.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2024, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.1 million.
The Company has also committed to contribute $15.0 million to a newly-formed venture capital fund that invests in early-stage life science companies.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2024, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions.
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
Overall economic conditions, including but not limited to labor shortages, supply chain constraints, inflation, rising interest rates and deteriorating financial and credit markets, have had a dampening effect on the fundamentals of our business, including increases in past due accounts, tenant defaults, lower occupancy and reduced effective rents. These adverse conditions could impact our net income and cash flows and could have a material adverse effect on our financial condition. We believe that the quality of our assets and the strength of our balance sheet will enable us to raise capital, if necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.

We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2024 was 87.7% compared to 89.0% at March 31, 2023.
The table below summarizes selected operating and leasing statistics of our wholly owned properties for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,698,115	12,791,041
Occupancy percentage (end of period)	87.7%	89.0%
Average occupancy percentage	87.7%	88.9%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	67.3%	45.2%
New leases and expansions commenced (square feet)	129,325	66,251
Leases renewed (square feet)	163,595	108,793
Net (negative) absorption (square feet)	(48,938)	(109,287)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	16.8%	13.8%
Renewal rental rates	16.9%	15.2%
Combined rental rates	16.9%	14.9%
Weighted average lease term for leases commenced (years)	7.4	7.4
Capital Costs Committed (5):
Leasing commissions (per square foot)	$11.55	$11.36
Tenant Improvements (per square foot)	$36.19	$12.12
Total capital per square foot per lease year	$4.67	$2.92
(1)Does not include properties under development, redevelopment, held for sale, recently completed not yet stabilized or sold.
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.3% of our aggregate final annualized base rents as of March 31, 2024 (representing approximately 4.4% of the occupied rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2024. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $2.4 million or 1.3% of our accrued rent receivable balance as of March 31, 2024, compared to $2.7 million or 1.4% of our accrued rent receivable balance as of December 31, 2023.
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
As of March 31, 2024, the following active development project, within our consolidated portfolio, remains under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	$50,000	$49,809

As of March 31, 2024, the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Amount Funded
250 King of Prussia Road (a)	Radnor, PA	Q3 2022 (b)	Redevelopment	205,803	$103,680	$88,354
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
As of March 31, 2024, the following unconsolidated real estate venture development projects remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (60%)	Philadelphia, PA	Q4 2023	(a)	$300,000	$268,135	$186,727	$5,664	$—
3151 Market Street (65%)	Philadelphia, PA	Q3 2024	441,000	$316,909	$163,208	(b)	(b)	$—
One Uptown - Office (56%)	Austin, TX	Q1 2024	362,679	$201,616	$138,177	$121,650	$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$107,956	$85,000	$—	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail.
(b)The development budget contemplated receipt of a construction loan of approximately $174.3 million, reflecting a 55% loan to value ratio and, as of the date of this Form 10-Q, no construction loan has been obtained and there can be no assurance that a loan will be obtained. In the event that costs are incurred before a construction loan has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.
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
Our Annual Report on Form 10-K for the year ended December 31, 2023 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2023.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2024 and 2023. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended March 31, 2024 and March 31, 2023
The following comparison for the three months ended March 31, 2024 to the three months ended March 31, 2023, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 68 properties containing an aggregate of approximately 12.4 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended March 31, 2024 and 2023. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2023 and owned and consolidated through March 31, 2024, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2024 and 2023,
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to January 1, 2023,
(d)“Development/Redevelopment Properties,” which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“Q1 2023 through Q1 2024 Dispositions,” which represents five properties disposed of from January 1, 2023 through March 31, 2024.

Comparison of the three months ended March 31, 2024 to the three months ended March 31, 2023

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a) (c)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	2024	2023	$ Change	% Change
Revenue:
Rents	$111.4	$112.6	$(1.2)	(1.1)%	$3.9	$0.9	$—	$—	$3.7	$7.3	$119.0	$120.8	$(1.8)	(1.5)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.9	6.0	5.9	6.0	(0.1)	(1.7)%
Other	0.3	0.3	—	—%	—	—	—	—	1.3	2.1	1.6	2.4	(0.8)	(33.3)%
Total revenue	111.7	112.9	(1.2)	(1.1)%	3.9	0.9	—	—	10.9	15.4	126.5	129.2	(2.7)	(2.1)%
Property operating expenses	29.3	30.5	(1.2)	(3.9)%	0.8	0.1	—	—	2.1	3.0	32.2	33.6	(1.4)	(4.2)%
Real estate taxes	12.0	13.4	(1.4)	(10.4)%	0.3	0.1	—	—	0.3	1.1	12.6	14.6	(2.0)	(13.7)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.5	2.6	2.5	2.6	(0.1)	(3.8)%
Net operating income	70.4	69.0	1.4	2.0%	2.8	0.7	—	—	6.0	8.7	79.2	78.4	0.8	1.0%
Depreciation and amortization	38.7	39.4	(0.7)	(1.8)%	2.3	—	—	—	4.0	5.7	45.0	45.1	(0.1)	(0.2)%
General & administrative expenses	—	—	—	—%	—	—	—	—	11.1	9.5	11.1	9.5	1.6	16.8%
Net gain on sale of undepreciated real estate											—	(0.8)	0.8	(100.0)%
Operating income (loss)	$31.7	$29.6	$2.1	7.1%	$0.5	$0.7	$—	$—	$(9.1)	$(6.5)	$23.1	$24.6	$(1.5)	(6.1)%
Number of properties	68	68			2		2				72
Square feet	12.4	12.4			0.4		0.1				13.2
Core Occupancy % (b)	88.2%	88.0%			76.9%
Other Income (Expense):
Interest and investment income											0.4	0.5	(0.1)	(20.0)%
Interest expense											(25.0)	(22.7)	(2.3)	10.1%
Interest expense — Deferred financing costs											(1.1)	(1.0)	(0.1)	10.0%
Equity in loss of unconsolidated real estate ventures											(13.6)	(6.2)	(7.4)	119.4%
Net loss											$(16.2)	$(4.8)	$(11.4)	237.5%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.10)	$(0.03)	$(0.07)	233.3%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.
(c)Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).
Total Revenue
Rents from the Total Portfolio decreased primarily as a result of the following:
•$2.4 million decrease due to the sales of 8521 Leesburg Pike, Vienna, VA in the fourth quarter of 2023, 200 North Radnor Chester Road, Radnor, PA and Three Barton Skyway, Austin, TX in the third quarter of 2023;
•$1.1 million decrease due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in the third quarter of 2023;
•$3.0 million increase related to our Recently Completed/Acquired Properties which comprise 250 King of Prussia Road, Radnor, PA and 2340 Dulles Corner Boulevard, Herndon VA;
•$2.0 million increase related to 405 Colorado, Austin TX stabilized in second quarter of 2023; and
•$0.3 million decrease due to net changes in leasing activity within the remainder of the portfolio.
Property Operating Expenses
Property operating expenses decreased primarily as a result of the sale of 8521 Leesburg Pike, Vienna, VA in the fourth quarter of 2023 and the sales of 200 North Radnor Chester Road, Radnor, PA and Three Barton Skyway, Austin, TX in the third quarter of 2023 and due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in the third quarter of 2023.
Real Estate Taxes
Real estate taxes decreased primarily as a result of the reduction in tax assessments in 2024 compared to 2023 on properties in our Austin Texas segment.

General and Administrative Expenses
General and administrative expenses increased primarily as a result of increased deferred compensation expense.
Interest Expense
Interest expense increased primarily due to the effect of the $245 million secured term loan we closed in March 2023, the proceeds from which were applied to reduce then outstanding balance under our unsecured line of credit and obtained an additional $70 million of unsecured financing in March 2023 resulting in higher leverage at higher interest rates over the prior period. Additionally, as a result of the Moody's downgrade in the third quarter of 2023 and S&P downgrade in the first quarter of 2024, the interest rate on our 2028 Notes increased in September 2023 and March 2024 to 8.05% due to the coupon adjustment provisions within the 2028 Notes.
Equity in Income of Real Estate Ventures
The increased losses from our unconsolidated real estate ventures are primarily due to higher interest rates on the ventures’ outstanding indebtedness and net losses from the 3025 JFK Venture being put into service in the fourth quarter of 2024.

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

As of March 31, 2024, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2024 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2024 we were in compliance with all of our debt covenants and requirement obligations.
On April 12, 2024, we completed an underwritten offering of $400.0 million aggregate principal amount of our 8.875% Guaranteed Notes due 2029 (the “2029 Notes”). The 2029 Notes were priced at approximately 99.51% of their face amount. We received approximately $391.8 million of net proceeds after the deduction for underwriting discounts and offering expenses.
On April 15, 2024, the Company commenced a tender offer (the “Tender Offer”) for any and all of the outstanding $335.1 million principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”). The purchase price offered per $1,000 principal amount of 2024 Notes pursuant to the Tender Offer was determined by reference to the fixed spread for the 2024 Notes of 0 basis points plus the yield based on the bid-side price of the 4.250% U.S. Treasury due September 30, 2024. The Tender Offer expired on April 19, 2024. Upon completion of the Tender Offer, on April 23, 2024, the Company issued a redemption notice to redeem any 2024 Notes that remained outstanding after the Tender Offer. The expected redemption date is June 7, 2024.

Our outstanding 7.55% Guaranteed Notes due 2028 (the “2028 Notes”) include an interest rate adjustment provision whereby the interest rate payable on the 2028 Notes is subject to a 25 basis point adjustment if either Moody's Investors Services Inc, and its successors ("Moody's"), or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 7.80% in September 2023. In January 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024.
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
As of March 31, 2024, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba1	BB+
Outlook	Negative	Negative
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of March 31, 2024, amounted to $1,925.6 million. The Operating Partnership’s secured debt obligations as of March 31, 2024 amounted to $263.9 million
Capital Markets
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
Capital Recycling
As of March 31, 2024, we had $43.2 million of cash and cash equivalents and $523.7 million of available borrowings under our unsecured credit facility, net of $39.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2024 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2024 and December 31, 2023, we maintained cash and cash equivalents and restricted cash of $51.3 million and $67.5 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2024	2023	(Decrease) Increase
Operating	$23,811	$5,375	$18,436
Investing	(55,305)	(45,023)	(10,282)
Financing	15,259	134,332	(119,073)
Net cash flows	$(16,235)	$94,684	$(110,919)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Capital expenditures and capitalized interest	5,018
Capital improvements/acquisition deposits/leasing costs	(2,583)
Joint venture investments	(16,348)
Capital distributions from unconsolidated real estate ventures	3,631
Increase in net cash used in investing activities	$(10,282)
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2024, when compared to the three months ended March 31, 2023, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(387,924)
Repayments of debt obligations	257,801
Dividends and distributions paid	6,778
Debt financing costs paid	4,214
Other financing activities	58
Decrease in net cash provided by financing activities	$(119,073)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,063,610	$1,985,000
Variable rate - unhedged	125,899	162,434
Total	$2,189,509	$2,147,434
Percent of Total Debt:
Fixed rate	94.2%	92.4%
Variable rate - unhedged	5.8%	7.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	5.1%	5.1%
Variable rate - unhedged	7.2%	7.1%
Total	5.3%	5.2%
Weighted-average maturity in years:
Fixed rate	3.8	3.8
Variable rate - unhedged	1.6	6.3
Total	3.7	4.0
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2024, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2024 (nine months remaining)	$340,000	3.8%
2025	70,000	7.3%
2026	18,899	7.8%
2027	737,000	4.6%
2028	595,000	7.1%
2029	350,000	4.3%
2030	—	—%
2031	—	—%
2032	—	—%
2033	—	—%
Thereafter	78,610	5.2%
Totals	$2,189,509	5.3%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2024.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2024.
Inflation
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of March 31, 2024, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain effective annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0% per lease year) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. However, recent inflation and higher interest rates has caused an increase in our borrowing costs, including on our variable rate debt.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 15 “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our contractual obligations.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(16,753)	$(5,345)
Add (deduct):
Amount allocated to unvested restricted unitholders	336	70
Net loss on real estate venture transactions	29	—
Depreciation and amortization:
Real property	39,117	38,630
Leasing costs including acquired intangibles	5,019	6,140
Company’s share of unconsolidated real estate ventures	13,852	11,564
Partners’ share of consolidated real estate ventures	—	(4)
Funds from operations	$41,600	$51,055
Funds from operations allocable to unvested restricted shareholders	(419)	(224)
Funds from operations available to common share and unit holders (FFO)	$41,181	$50,831
Weighted-average shares/units outstanding — basic (a)	172,722,632	172,189,634
Weighted-average shares/units outstanding — fully diluted (a)	174,864,742	172,823,496
(a)Includes common shares and partnership units outstanding through the three months ended March 31, 2024 and 2023, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2024, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,490.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding principal balance of $37.0 million , (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $7.9 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $8.2 million.
As of March 31, 2024, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,396.5 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.0 million at March 31, 2024.

From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $454.5 million as of March 31, 2024. The total fair value of our variable rate debt was approximately $412.4 million at March 31, 2024. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $13.2 million at March 31, 2024. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $13.9 million at March 31, 2024.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of March 31, 2024, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended March 31, 2024. As of March 31, 2024, $82.9 million remained available for repurchases under our share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Form of 2024 Performance-Based Restricted Stock Unit Award Agreement (filed herewith).**
	10.2	Form of 2024 Restricted Stock Unit Award Agreement (with outperformance feature) (filed herewith).**
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 24, 2024	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2024	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2024	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 24, 2024	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 24, 2024	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 24, 2024	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)