Form 10-Q
period 2024-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2024-08-09
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
A total of 172,674,157 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of August 5, 2024.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2024, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,546,602	$3,542,232
Accumulated depreciation	(1,192,146)	(1,131,792)
Right of use asset - operating leases, net	18,720	19,031
Operating real estate investments, net	2,373,176	2,429,471
Construction-in-progress	152,888	135,529
Land held for development	83,051	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,636,877	2,675,272
Cash and cash equivalents	30,369	58,319
Restricted cash and escrows	6,144	9,215
Accounts receivable	10,867	11,977
Accrued rent receivable, net of allowance of $1,332 and $2,672 as of June 30, 2024 and December 31, 2023, respectively	191,802	186,708
Investment in unconsolidated real estate ventures	680,136	601,227
Deferred costs, net	92,931	95,984
Intangible assets, net	6,672	7,694
Other assets	98,382	86,051
Total assets	$3,754,180	$3,732,447
LIABILITIES AND BENEFICIARIES' EQUITY
Secured debt, net	$267,851	$255,671
Unsecured credit facility	25,000	—
Unsecured term loans, net	331,646	318,499
Unsecured senior notes, net	1,617,063	1,564,662
Accounts payable and accrued expenses	115,531	123,825
Distributions payable	26,234	26,017
Deferred income, gains and rent	26,236	24,248
Intangible liabilities, net	7,786	8,270
Lease liability - operating leases	23,459	23,369
Other liabilities	13,977	63,729
Total liabilities	$2,454,783	$2,408,290
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,678,090 and 172,097,661 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,724	1,719
Additional paid-in-capital	3,171,011	3,163,949
Deferred compensation payable in common shares	20,456	19,965
Common shares in grantor trust, 1,252,467 and 1,194,127 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	(20,456)	(19,965)
Cumulative earnings	993,211	979,406
Accumulated other comprehensive income (loss)	6,117	(668)
Cumulative distributions	(2,879,378)	(2,827,022)
Total Brandywine Realty Trust's equity	1,292,685	1,317,384
Noncontrolling interests	6,712	6,773
Total beneficiaries' equity	$1,299,397	$1,324,157
Total liabilities and beneficiaries' equity	$3,754,180	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Rents	$118,009	$118,133	$237,017	$238,981
Third party management fees, labor reimbursement and leasing	5,698	6,227	11,592	12,229
Other	1,639	1,522	3,221	3,899
Total revenue	125,346	125,882	251,830	255,109
Operating expenses
Property operating expenses	31,353	31,891	63,632	65,485
Real estate taxes	12,535	11,571	25,127	26,173
Third party management expenses	2,426	2,557	4,969	5,196
Depreciation and amortization	44,187	47,079	89,229	92,679
General and administrative expenses	8,941	9,360	20,045	18,842
Provision for impairment	6,427	4,468	6,427	4,468
Total operating expenses	105,869	106,926	209,429	212,843
Gain on sale of real estate
Net gain on disposition of real estate	—	—	—	—
Net gain on sale of undepreciated real estate	—	—	—	781
Total gain on sale of real estate	—	—	—	781
Operating income	19,477	18,956	42,401	43,047
Other income (expense):
Interest and investment income	1,512	520	1,933	1,025
Interest expense	(29,494)	(23,669)	(54,543)	(46,322)
Interest expense - amortization of deferred financing costs	(1,415)	(1,114)	(2,506)	(2,141)
Equity in loss of unconsolidated real estate ventures	(14,507)	(7,598)	(28,095)	(13,765)
Net gain on real estate venture transactions	53,762	181	53,733	181
Gain on early extinguishment of debt	941	—	941	—
Net income (loss) before income taxes	30,276	(12,724)	13,864	(17,975)
Income tax provision	(9)	(13)	(11)	(38)
Net income (loss)	30,267	(12,737)	13,853	(18,013)
Net (income) loss attributable to noncontrolling interests	(94)	41	(48)	58
Net income (loss) attributable to Brandywine Realty Trust	30,173	(12,696)	13,805	(17,955)
Nonforfeitable dividends allocated to unvested restricted shareholders	(277)	(204)	(613)	(274)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$29,896	$(12,900)	$13,192	$(18,229)

Basic income (loss) per Common Share	$0.17	$(0.08)	$0.08	$(0.11)

Diluted income (loss) per Common Share	$0.17	$(0.08)	$0.08	$(0.11)

Basic weighted average shares outstanding	172,563,136	171,962,162	172,385,087	171,818,463
Diluted weighted average shares outstanding	174,695,651	171,962,162	174,342,151	171,818,463

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$30,267	$(12,737)	$13,853	$(18,013)
Comprehensive income:
Unrealized gain on derivative financial instruments	781	6,646	6,807	1,355
Total comprehensive income	781	6,646	6,807	1,355
Comprehensive income (loss)	31,048	(6,091)	20,660	(16,658)
Comprehensive (income) loss attributable to noncontrolling interest	(97)	21	(70)	22
Comprehensive income (loss) attributable to Brandywine Realty Trust	$30,951	$(6,070)	$20,590	$(16,636)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(16,368)			(46)	(16,414)
Other comprehensive income								6,007		19	6,026
Share-based compensation activity	194,480	7,148	2	4,829							4,831
Share Issuance from/(to) Deferred Compensation Plan	(21,234)	(56,154)		(100)	31	(31)					(100)
Reallocation of Noncontrolling interest				(17)						17	—
Distributions declared $0.15 per share)									(26,177)	(77)	(26,254)
BALANCE, March 31, 2024	172,270,907	1,145,121	$1,721	$3,168,661	$19,996	$(19,996)	$963,038	$5,339	$(2,853,199)	$6,686	$1,292,246
Net income							30,173			94	30,267
Other comprehensive income								778		3	781
Repurchase and retirement of Common Shares of Beneficial Interest											—
Share-based compensation activity	407,226	107,389	3	2,356							2,359
Share Issuance from/(to) Deferred Compensation Plan	(43)	(43)			460	(460)					—
Reallocation of Noncontrolling interest				(6)						6	—
Distributions declared $0.15 per share)									(26,179)	(77)	(26,256)
BALANCE, June 30, 2024	172,678,090	1,252,467	$1,724	$3,171,011	$20,456	$(20,456)	$993,211	$6,117	$(2,879,378)	$6,712	$1,299,397
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(5,259)			(17)	(5,276)
Other comprehensive income (loss)								(5,307)		16	(5,291)
Share-based compensation activity	171,318	22,449	1	3,370							3,371
Share Issuance from/(to) Deferred Compensation Plan	(13,422)	(48,733)		(88)	145	(145)					(88)
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared ($0.19 per share)									(32,734)	(98)	(32,832)
BALANCE, March 31, 2023	171,727,703	1,153,359	$1,717	$3,156,507	$19,746	$(19,746)	$1,170,936	$(1,410)	$(2,742,139)	$7,607	$1,593,218
Net loss							(12,696)			(41)	(12,737)
Other comprehensive income								6,626		20	6,646
Share-based compensation activity	374,226	54,056	2	2,614							2,616
Share Issuance from/(to) Deferred Compensation Plan					219	(219)					—
Reallocation of Noncontrolling interest				155						(155)	—
Distributions declared ($0.19 per share)									(32,985)	(98)	(33,083)
BALANCE, June 30, 2023	172,101,929	1,207,415	$1,719	$3,159,276	$19,965	$(19,965)	$1,158,240	$5,216	$(2,775,124)	$7,333	$1,556,660

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,853	$(18,013)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89,229	92,679
Amortization of deferred financing costs	2,506	2,141
Amortization of debt discount/(premium), net	(2,659)	(516)
Amortization of stock compensation costs	6,871	6,073
Straight-line rent income	(5,366)	(4,600)
Amortization of acquired above (below) market leases, net	(481)	(760)
Ground rent expense	394	401
Net gain on real estate venture transactions	(53,733)	(181)
Total gain on sale of real estate	—	(781)
Gain on early extinguishment of debt	(941)	—
Provision for impairment	6,427	4,468
Loss from unconsolidated real estate ventures, including income distributions	28,095	13,765
Income tax provision	11	38
Changes in assets and liabilities:
Accounts receivable	2,213	(469)
Other assets	(10,833)	(12,604)
Accounts payable and accrued expenses	(10,676)	(21,271)
Deferred income, gains and rent	2,155	285
Other liabilities	4,905	649
Net cash provided by operating activities	71,970	61,304
Cash flows from investing activities:
Capital expenditures for tenant improvements	(32,200)	(24,431)
Capital expenditures for redevelopments	(5,080)	(34,827)
Capital expenditures for developments	(16,260)	(18,341)
Advances for the purchase of tenant assets, net of repayments	(998)	(26)
Investment in unconsolidated real estate ventures	(98,035)	(60,290)
Deposits for real estate	—	3,500
Capital distributions from unconsolidated real estate ventures	3,931	2,250
Leasing costs paid	(5,452)	(5,697)
Net cash used in investing activities	(154,094)	(137,862)
Cash flows from financing activities:
Proceeds from credit facility borrowings	62,000	136,000
Repayments of credit facility borrowings	(37,000)	(224,500)
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	(339,059)	(54,301)
Proceeds from unsecured term loan	13,000	70,000
Proceeds from secured term loan	—	245,000
Proceeds from construction loan	11,802	—
Debt financing costs paid	(6,334)	(4,455)
Shares used for employee taxes upon vesting of share awards	(1,028)	(952)
Distributions paid to shareholders	(52,124)	(65,438)
Distributions to noncontrolling interest	(154)	(196)
Net cash provided by financing activities	51,103	101,158
Increase/(Decrease) in cash and cash equivalents and restricted cash	(31,021)	24,600
Cash and cash equivalents and restricted cash at beginning of period	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$36,513	$42,987

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551
Restricted cash, beginning of period	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387
Cash and cash equivalents, end of period	$30,369	$32,111
Restricted cash, end of period	6,144	10,876
Cash and cash equivalents and restricted cash, end of period	$36,513	$42,987
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2024 and 2023 of $8,641 and $8,587, respectively	$60,743	$50,480
Cash paid for income taxes	—	550
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,234	32,957
Change in investment in real estate ventures as a result of deconsolidation	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	(7,814)
Change in capital expenditures financed through accounts payable at period end	425	1,292
Change in capital expenditures financed through retention payable at period end	775	2,039
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,546,602	$3,542,232
Accumulated depreciation	(1,192,146)	(1,131,792)
Right of use asset - operating leases, net	18,720	19,031
Operating real estate investments, net	2,373,176	2,429,471
Construction-in-progress	152,888	135,529
Land held for development	83,051	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,636,877	2,675,272
Cash and cash equivalents	30,369	58,319
Restricted cash and escrows	6,144	9,215
Accounts receivable	10,867	11,977
Accrued rent receivable, net of allowance of $1,332 and $2,672 as of June 30, 2024 and December 31, 2023, respectively	191,802	186,708
Investment in unconsolidated real estate ventures	680,136	601,227
Deferred costs, net	92,931	95,984
Intangible assets, net	6,672	7,694
Other assets	98,382	86,051
Total assets	$3,754,180	$3,732,447
LIABILITIES AND PARTNERS' EQUITY
Secured debt, net	$267,851	$255,671
Unsecured credit facility	25,000	—
Unsecured term loans, net	331,646	318,499
Unsecured senior notes, net	1,617,063	1,564,662
Accounts payable and accrued expenses	115,531	123,825
Distributions payable	26,234	26,017
Deferred income, gains and rent	26,236	24,248
Intangible liabilities, net	7,786	8,270
Lease liability - operating leases	23,459	23,369
Other liabilities	13,977	63,729
Total liabilities	$2,454,783	$2,408,290
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	2,299	2,785
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 172,678,090 and 172,097,661 units issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,288,485	1,319,572
Accumulated other comprehensive income (loss)	5,797	(1,010)
Total Brandywine Operating Partnership, L.P.'s equity	1,294,282	1,318,562
Noncontrolling interest - consolidated real estate ventures	2,816	2,810
Total partners' equity	$1,297,098	$1,321,372
Total liabilities and partners' equity	$3,754,180	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Rents	$118,009	$118,133	$237,017	$238,981
Third party management fees, labor reimbursement and leasing	5,698	6,227	11,592	12,229
Other	1,639	1,522	3,221	3,899
Total revenue	125,346	125,882	251,830	255,109
Operating expenses
Property operating expenses	31,353	31,891	63,632	65,485
Real estate taxes	12,535	11,571	25,127	26,173
Third party management expenses	2,426	2,557	4,969	5,196
Depreciation and amortization	44,187	47,079	89,229	92,679
General and administrative expenses	8,941	9,360	20,045	18,842
Provision for impairment	6,427	4,468	6,427	4,468
Total operating expenses	105,869	106,926	209,429	212,843
Gain on sale of real estate
Net gain on sale of undepreciated real estate	—	—	—	781
Total gain on sale of real estate	—	—	—	781
Operating income	19,477	18,956	42,401	43,047
Other income (expense):
Interest and investment income	1,512	520	1,933	1,025
Interest expense	(29,494)	(23,669)	(54,543)	(46,322)
Interest expense - amortization of deferred financing costs	(1,415)	(1,114)	(2,506)	(2,141)
Equity in loss of unconsolidated real estate ventures	(14,507)	(7,598)	(28,095)	(13,765)
Net gain on real estate venture transactions	53,762	181	53,733	181
Gain on early extinguishment of debt	941	—	941	—
Net income (loss) before income taxes	30,276	(12,724)	13,864	(17,975)
Income tax provision	(9)	(13)	(11)	(38)
Net income (loss)	30,267	(12,737)	13,853	(18,013)
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	(3)	—	(6)	1
Net income (loss) attributable to Brandywine Operating Partnership	30,264	(12,737)	13,847	(18,012)
Nonforfeitable dividends allocated to unvested restricted unitholders	(277)	(204)	(613)	(274)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$29,987	$(12,941)	$13,234	$(18,286)

Basic income (loss) per Common Partnership Unit	$0.17	$(0.08)	$0.08	$(0.11)

Diluted income (loss) per Common Partnership Unit	$0.17	$(0.08)	$0.08	$(0.11)

Basic weighted average common partnership units outstanding	173,078,731	172,478,629	172,900,681	172,334,930
Diluted weighted average common partnership units outstanding	175,211,246	172,478,629	174,857,745	172,334,930
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$30,267	$(12,737)	$13,853	$(18,013)
Comprehensive income:
Unrealized gain on derivative financial instruments	781	6,646	6,807	1,355
Total comprehensive income	781	6,646	6,807	1,355
Comprehensive income (loss)	31,048	(6,091)	20,660	(16,658)
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	(3)	—	(6)	1
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$31,045	$(6,091)	$20,654	$(16,657)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(16,417)		3	(16,414)
Other comprehensive income			6,026		6,026
Deferred compensation obligation	(21,234)	(100)			(100)
Repurchase and retirement of LP units					—
Share-based compensation activity	194,480	4,831			4,831
Adjustment of redeemable partnership units to liquidation value at period end		316			316
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,177)			(26,177)
BALANCE, March 31, 2024	172,270,907	$1,282,025	$5,016	$2,813	$1,289,854
Net income		30,264		3	30,267
Other comprehensive income			781		781
Deferred compensation obligation	(43)				—
Repurchase and retirement of LP units					—
Share-based compensation activity	407,226	2,359			2,359
Adjustment of redeemable partnership units to liquidation value at period end		16			16
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,179)			(26,179)
BALANCE, June 30, 2024	172,678,090	$1,288,485	$5,797	$2,816	$1,297,098
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(5,275)		(1)	(5,276)
Other comprehensive loss			(5,291)		(5,291)
Deferred compensation obligation	(13,422)	(88)			(88)
Share-based compensation activity	171,318	3,371			3,371
Adjustment of redeemable partnership units to liquidation value at period end		779			779
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,734)			(32,734)
BALANCE, March 31, 2023	171,727,703	$1,589,791	$(1,722)	$2,831	$1,590,900
Net loss		(12,737)			(12,737)
Other comprehensive income			6,646		6,646
Share-based compensation activity	374,226	2,616			2,616
Adjustment of redeemable partnership units to liquidation value at period end		(98)			(98)
Distributions declared to general partnership unitholders ($0.19 per unit)		(32,985)			(32,985)
BALANCE, June 30, 2023	172,101,929	1,546,587	4,924	2,831	1,554,342

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$13,853	$(18,013)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	89,229	92,679
Amortization of deferred financing costs	2,506	2,141
Amortization of debt discount/(premium), net	(2,659)	(516)
Amortization of stock compensation costs	6,871	6,073
Straight-line rent income	(5,366)	(4,600)
Amortization of acquired above (below) market leases, net	(481)	(760)
Ground rent expense	394	401
Net gain on real estate venture transactions	(53,733)	(181)
Total gain on sale of real estate	—	(781)
Gain on early extinguishment of debt	(941)	—
Provision for impairment	6,427	4,468
Loss from unconsolidated real estate ventures, including income distributions	28,095	13,765
Income tax provision	11	38
Changes in assets and liabilities:
Accounts receivable	2,213	(469)
Other assets	(10,833)	(12,604)
Accounts payable and accrued expenses	(10,676)	(21,271)
Deferred income, gains and rent	2,155	285
Other liabilities	4,905	649
Net cash provided by operating activities	71,970	61,304
Cash flows from investing activities:
Capital expenditures for tenant improvements	(32,200)	(24,431)
Capital expenditures for redevelopments	(5,080)	(34,827)
Capital expenditures for developments	(16,260)	(18,341)
Advances for the purchase of tenant assets, net of repayments	(998)	(26)
Investment in unconsolidated real estate ventures	(98,035)	(60,290)
Deposits for real estate	—	3,500
Capital distributions from unconsolidated real estate ventures	3,931	2,250
Leasing costs paid	(5,452)	(5,697)
Net cash used in investing activities	(154,094)	(137,862)
Cash flows from financing activities:
Repayments of mortgage notes payable	—	—
Proceeds from credit facility borrowings	62,000	136,000
Repayments of credit facility borrowings	(37,000)	(224,500)
Proceeds from unsecured notes	400,000	—
Repayments of unsecured notes	(339,059)	(54,301)
Proceeds from unsecured term loan	13,000	70,000
Proceeds from secured term loan	—	245,000
Proceeds from construction loan	11,802	—
Debt financing costs paid	(6,334)	(4,455)
Shares used for employee taxes upon vesting of share awards	(1,028)	(952)
Distributions paid to preferred and common partnership units	(52,278)	(65,634)
Net cash provided by financing activities	51,103	101,158
Increase/(Decrease) in cash and cash equivalents and restricted cash	(31,021)	24,600
Cash and cash equivalents and restricted cash at beginning of period	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$36,513	$42,987

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551
Restricted cash, beginning of period	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387

Cash and cash equivalents, end of period	$30,369	$32,111
Restricted cash, end of period	6,144	10,876
Cash and cash equivalents and restricted cash, end of period	$36,513	$42,987
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2024 and 2023 of $8,641 and $8,587, respectively	$60,743	$50,480
Cash paid for income taxes	—	550
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,234	32,957
Change in investment in real estate ventures as a result of deconsolidation	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	(7,814)
Change in capital expenditures financed through accounts payable at period end	425	1,292
Change in capital expenditures financed through retention payable at period end	775	2,039
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2024, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of June 30, 2024, the Company owned and consolidated 72 properties that contained an aggregate of approximately 13.0 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) exclude properties under development or redevelopment properties, recently completed - not stabilized properties, and properties held for sale. The Properties were comprised of the following as of June 30, 2024:

	Number of Properties	Rentable Square Feet
Office properties	65	11,773,665
Mixed-use properties	4	924,450
Core Properties	69	12,698,115
Development/redevelopment properties	2	144,685
Recently completed - not stabilized properties (a)	1	168,294
The Properties	72	13,011,094
(a)The Company reclassifies a Property from “development/redevelopment property” to “recently completed – not-stabilized property” after the date that the development or redevelopment of the Property is placed in service and prior to the time that the Property reaches at least 90% occupy. At such time as the Property reaches at least 90% occupancy, the Company reclassifies the Property as a “Core Property.”
In addition to the Properties, as of June 30, 2024, the Company owned 141.6 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of June 30, 2024, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 12.1 million net rentable square feet.
As of June 30, 2024, the Company also owned economic interests in thirteen unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2024, the management company subsidiaries were managing properties containing an aggregate of approximately 22.3 million net rentable square feet, of which approximately 13.0 million net rentable square feet relate to Properties owned by the Company and approximately 9.3 million net rentable square feet relate to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 22, 2024.

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
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. The estimates and assumptions include, but are not limited to, the amount and timing of development/redevelopment costs and of Company obligations for such costs, including costs incurred through unconsolidated real estate ventures. The estimates and assumptions for development/redevelopment cost are highly judgmental, cover significant future time horizons and are sensitive to cost escalations, sales price escalations and timing and pricing of leasing activity, all of which may be affected by expectations about future market or economic conditions. Actual results could differ from these and other estimates.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2024 and December 31, 2023, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	June 30, 2024	December 31, 2023
Land	$393,439	$394,669
Building and improvements	2,673,390	2,671,024
Tenant improvements	479,773	476,539
Total	$3,546,602	$3,542,232
Impairment
For the quarter ended June 30, 2024, the Company recognized impairment losses totaling $6.4 million on office properties located in the Austin, Texas segment. The resulting impairment charge reflects a shortened expected holding period for the properties and reduction in the carrying value of the properties to their estimated fair value based on a non-binding purchase offer for the properties from a third party, which is considered a Level 3 measurement, as defined in Accounting Standards Codification 820 “Fair Value Measurements and Disclosures.”
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2024, the Company held ownership interests in thirteen unconsolidated real estate ventures, with a net aggregate investment balance of $680.1 million. As of June 30, 2024, six of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 9.1 million net rentable square feet of office space; two of the real estate ventures owned 1.4 acres of land held for development; four of the real estate ventures owned 7.5 acres of land in active development; and one of the real estate ventures owned a mixed-used tower comprised of 250 apartment units and 0.2 million net rentable square feet of office/retail space.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 5% to 78%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash.

The Company earned management fees from the unconsolidated real estate ventures of $1.9 million and $2.1 million for the three months ended June 30, 2024 and 2023, respectively, and $3.7 million and $4.2 million for the six months ended June 30, 2024 and 2023, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.9 million and $0.8 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million for both the six months ended June 30, 2024 and 2023.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $3.6 million and $3.5 million as of June 30, 2024 and December 31, 2023, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024 (b)	December 31, 2023
Net property	$1,878,241	$2,339,921
Other assets	242,833	534,658
Other liabilities	163,059	443,536
Debt, net	808,893	1,407,858
Equity (a)	1,149,122	1,023,185
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
(b)Excludes amounts related to the Mid-Atlantic Office Venture, the Herndon Innovation Center Metro Portfolio Venture, LLC and the MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Mid-Atlantic Office Venture after December 31, 2023, the Herndon Innovation Center Metro Portfolio Venture, LLC after March 31, 2024 and the MAP Venture after June 30, 2024.
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (a)	2023	2024 (a)	2023
Revenue	$43,944	$59,067	$89,893	$116,953
Operating expenses	(25,424)	(30,039)	(50,305)	(58,890)
Interest expense, net	(15,587)	(18,287)	(32,950)	(34,178)
Depreciation and amortization	(19,092)	(24,827)	(39,981)	(49,001)
Loss on property disposition	—	—	(490)	—
Net loss	$(16,159)	$(14,086)	$(33,833)	$(25,116)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(14,073)	$(7,528)	$(27,881)	$(13,652)
Basis adjustments and other	(434)	(70)	(214)	(113)
Equity in loss of unconsolidated real estate ventures	$(14,507)	$(7,598)	$(28,095)	$(13,765)
(a)Excludes amounts related to the Mid-Atlantic Office Venture, the Herndon Innovation Center Metro Portfolio Venture, LLC and the MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Mid-Atlantic Office Venture after December 31, 2023, the Herndon Innovation Center Metro Portfolio Venture, LLC after March 31, 2024 and the MAP Venture after June 30, 2024.
MAP Venture
On June 28, 2024, the Company recapitalized one of its unconsolidated real estate ventures, referred to as the “MAP Venture,” in which the Company had a negative investment balance of $52.2 million as of March 31, 2024 and a 50% ownership interest. Through the recapitalization, the MAP Venture transferred, for $26.0 million, 14 of the 57 properties in which it held ground lease interests to a newly-formed real estate venture, referred to below as the “KB JV,” owned equally between the Company and the ground lessor of the land on which all of the 57 properties are situated. The MAP Venture used substantially all of the proceeds it received from the transfer of the 14 properties to pay down its non-recourse mortgage loan to $154.6 million. Through the recapitalization of the MAP Venture, the Company redeemed the entire interest of its former partner in the MAP Venture for a nominal amount and reversed the Company’s negative investment balance to zero, resulting in a one-time, non-cash gain of $53.8 million. The non-recourse mortgage loan was amended as part of the pay-down, and, as amended, has a scheduled maturity date of March 1, 2027 (subject to mandatory pay downs as properties that remain owned by the MAP Venture are sold), bears interest at SOFR plus 2.75% and provides the lender with a 95% entitlement to residual proceeds, if any, after the mortgage loan has been repaid and after all obligations to the ground lessor have been satisfied. As of June 30, 2024, the Company's investment in the new MAP Venture was zero, and the Company has discontinued applying the equity method of accounting on these assets as the Company has not guaranteed any of the obligations of the new MAP Venture or otherwise committed to funding any future losses.
KB JV
On June 28, 2024 as discussed above under “MAP Venture,” the Company formed a new joint venture, KB JV, LLC (the "KB JV") which acquired leasehold interests in 14 properties from the MAP Venture for $26.0 million. The 14 properties owned by the KB JV consist of an aggregate of 641,819 net rentable square feet and are located in Richmond, Virginia. The Company owns a 50% equity interest in the KB JV and the portfolio assets are unencumbered by third party debt. In connection with the formation of KB JV, KB JV loaned $13.0 million to the Company to fund the purchase of the 14 properties. The loan from KB JV is classified as “Unsecured term loan, net” on the consolidated balance sheet. If the properties are sold, Kawa, as fee owner, and KB JV as leasehold owner, have agreed to cause both the leasehold and fee interests in the portfolio to be sold.
Cira Square
On March 17, 2022, the Company formed a joint venture, Cira Square REIT, LLC (the “Cira Square Venture”), for the purpose of acquiring Cira Square, an office property located at 2970 Market Street in Philadelphia, Pennsylvania containing 862,692 net rentable square feet for a gross purchase price of $383.0 million. The Company owns a 20% equity interest in the Cira Square Venture and provided an initial capital contribution of $28.6 million on the closing date.
On the closing date, the Cira Square Venture obtained a $257.7 million non-recourse mortgage loan, which bore interest at 3.50% over one-month term SOFR per annum, and matured on April 1, 2024. On April 1, 2024, the Cira Square Venture received an extension on the loan to July 1, 2024. On May 6, 2024, the Cira Square Venture refinanced the loan through proceeds of a new $160.0 million non-recourse mortgage loan and a capital contribution by the Company and its partner in the aggregate amount of $96.9 million (of which the Company's share was $19.4 million). The new mortgage loan bears interest at 8.817% per annum and matures in June 2029. At June 30, 2024, the Company's investment balance in the Cira Square Venture was $44.1 million.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Revenue	2024	2023	2024	2023
Fixed contractual payments	$91,993	$92,969	$184,206	$184,651
Variable lease payments	23,204	22,335	47,402	48,850
Total	$115,197	$115,304	$231,608	$233,501

6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2024 and December 31, 2023, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$18,716	$(12,124)	$6,592
Tenant relationship value	110	(54)	56
Above market leases acquired	75	(51)	24
Total intangible assets, net	$18,901	$(12,229)	$6,672

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,179	$(9,393)	$7,786

	December 31, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,281	$(16,673)	$7,608
Tenant relationship value	110	(52)	58
Above market leases acquired	75	(47)	28
Total intangible assets, net	$24,466	$(16,772)	$7,694

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,588	$(9,318)	$8,270
As of June 30, 2024, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2024 (six months remaining)	$796	$444
2025	1,485	869
2026	1,093	739
2027	808	623
2028	313	534
Thereafter	2,177	4,577
Total	$6,672	$7,786

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026	25,625	13,824	SOFR + 2.50%		August 2026
Principal balance outstanding	270,625	258,824
Less: deferred financing costs	(2,774)	(3,153)
Total Secured indebtedness	$267,851	$255,671

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$25,000	—	SOFR + 1.50%		June 2027	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(b)	June 2027	(a)
$70.0M Term Loan	70,000	70,000	SOFR + 2.00%		February 2025	(a)
$350.0M 4.10% Guaranteed Notes due 2024	—	340,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028	350,000	350,000	8.23%	(c)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$400.0M 8.875% Guaranteed Notes due 2029	400,000	—	8.97%		April 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(d)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(d)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(d)	July 2035
Note Payable	13,000	—	4.66%		June 2027
Principal balance outstanding	1,986,610	1,888,610
Plus: original issue premium (discount), net	$(782)	$1,878
Less: deferred financing costs	(12,119)	(7,327)
Total unsecured indebtedness	$1,973,709	$1,883,161
Total Debt Obligations	$2,241,560	$2,138,832
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At June 30, 2024, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 7.55% Guaranteed Notes due 2028 (the "2028 Notes") increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
(d)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the six months ended June 30, 2024, the weighted-average interest rate on Unsecured Credit Facility borrowings was 6.83%, resulting in $0.4 million of interest expense for such period.
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
On April 15, 2024, the Company commenced a tender offer (the “Tender Offer”) for any and all of the outstanding $335.1 million principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”). The purchase price offered per

$1,000 principal amount of 2024 Notes pursuant to the Tender Offer was determined by reference to the fixed spread for the 2024 Notes of 0 basis points plus the yield based on the bid-side price of the 4.250% U.S. Treasury due September 30, 2024. The Tender Offer expired on April 19, 2024. Upon completion of the Tender Offer, on April 23, 2024, the Company issued a redemption notice to redeem any 2024 Notes that remained outstanding after the Tender Offer. On June 7, 2024, the Company redeemed the $113.4 million principal amount of the 2024 Notes at the aggregate principal amount outstanding together with accrued and unpaid interest thereon to the redemption date.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of June 30, 2024. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of June 30, 2024, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2024 (six months remaining)	$—
2025	70,000
2026	25,625
2027	738,000
2028	595,000
Thereafter	828,610
Total principal payments	2,257,235
Net unamortized premiums/(discounts)	(782)
Net deferred financing costs	(14,893)
Outstanding indebtedness	$2,241,560
8. FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial assets and liabilities recorded on the Company's consolidated balance sheets are categorized based on the inputs to the valuation techniques as follows:
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2024 and December 31, 2023, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2024 and December 31, 2023 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,551,453	$1,506,975	$1,486,052	$1,386,621
Variable rate debt	447,881	410,755	410,932	370,665
Secured fixed rate debt	242,226	231,968	241,847	233,088
(a)Net of deferred financing costs of $10.8 million and $5.8 million for unsecured notes payable, $1.4 million and $1.5 million for variable rate debt and $2.8 million and $3.2 million for secured fixed rate debt as of June 30, 2024 and December 31, 2023.
The Company used quoted market prices as of June 30, 2024 and December 31, 2023 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2024. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2024 and December 31, 2023. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2024	12/31/2023				6/30/2024	12/31/2023
Assets/(Liabilities)
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.729%	November 23, 2022	June 30, 2027	$3,760	$(757)
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	472	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	779	—
				$328,610	$250,000
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $3.9 million and $4.1 million as of June 30, 2024 and December 31, 2023, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended June 30, 2024) was approximately $2.3 million and $2.8 million as of June 30, 2024 and December 31, 2023, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$30,267	$30,267	$(12,737)	$(12,737)
Net (income) loss attributable to noncontrolling interests	(94)	(94)	41	41
Nonforfeitable dividends allocated to unvested restricted shareholders	(277)	(277)	(204)	(204)
Net income (loss) attributable to common shareholders	$29,896	$29,896	$(12,900)	$(12,900)
Denominator
Weighted-average shares outstanding	172,563,136	172,563,136	171,962,162	171,962,162
Contingent securities/Share based compensation	—	2,132,515	—	—
Weighted-average shares outstanding	172,563,136	174,695,651	171,962,162	171,962,162
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$0.17	$0.17	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$13,853	$13,853	$(18,013)	$(18,013)
Net (income) loss attributable to noncontrolling interests	(48)	(48)	58	58
Nonforfeitable dividends allocated to unvested restricted shareholders	(613)	(613)	(274)	(274)
Net income (loss) attributable to common shareholders	$13,192	$13,192	$(18,229)	$(18,229)
Denominator
Weighted-average shares outstanding	172,385,087	172,385,087	171,818,463	171,818,463
Contingent securities/Share based compensation	—	1,957,064	—	—
Weighted-average shares outstanding	172,385,087	174,342,151	171,818,463	171,818,463
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$0.08	$0.08	$(0.11)	$(0.11)
Redeemable common limited partnership units totaling 515,595 and 516,467 at June 30, 2024 and June 30, 2023, respectively, were excluded from the diluted earnings per share computations because they are not dilutive. The reduction in the number of outstanding common limited partnership units reflects the redemption for cash of 872 such units on December 19, 2023.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2024 and 2023, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On May 23, 2024, the Parent Company declared a distribution of $0.15 per common share, totaling $26.3 million, which was paid on July 18, 2024 to shareholders of record as of July 3, 2024.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the six months ended June 30, 2024 and June 30, 2023, the Company did not repurchase any common shares.
12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$30,267	$30,267	$(12,737)	$(12,737)
Net income attributable to noncontrolling interests	(3)	(3)	—	—
Nonforfeitable dividends allocated to unvested restricted unitholders	(277)	(277)	(204)	(204)
Net income (loss) attributable to common unitholders	$29,987	$29,987	$(12,941)	$(12,941)
Denominator
Total weighted-average units outstanding	173,078,731	175,211,246	172,478,629	172,478,629
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$0.17	$0.17	$(0.08)	$(0.08)

	Six Months Ended June 30,
	2024		2023
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$13,853	$13,853	$(18,013)	$(18,013)
Net (income) loss attributable to noncontrolling interests	(6)	(6)	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(613)	(613)	(274)	(274)
Net income (loss) attributable to common unitholders	$13,234	$13,234	$(18,286)	$(18,286)
Denominator
Weighted-average units outstanding	172,900,681	172,900,681	172,334,930	172,334,930
Contingent securities/Share based compensation	—	1,957,064	—	—
Total weighted-average units outstanding	172,900,681	174,857,745	172,334,930	172,334,930
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$0.08	$0.08	$(0.11)	$(0.11)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and six months ended June 30, 2024 and 2023, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On May 23, 2024, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $0.1 million, which was paid on July 18, 2024 to unitholders of record as of July 3, 2024.

In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2024 and June 30, 2023, the Company did not repurchase any units.
13. SEGMENT INFORMATION
As of June 30, 2024, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2024	December 31, 2023
Philadelphia CBD	$1,537,436	$1,534,893
Pennsylvania Suburbs	899,767	900,230
Austin, Texas	798,195	801,973
Total Core Segments	3,235,398	3,237,096
Other	311,204	305,136
Operating properties	$3,546,602	$3,542,232

Corporate
Right of use asset - operating leases, net	$18,720	$19,031
Construction-in-progress	$152,888	$135,529
Land held for development	$83,051	$82,510
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended June 30,
	2024			2023
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,723	$(19,071)	$37,652	$56,671	$(20,257)	$36,414
Pennsylvania Suburbs	31,666	(9,897)	21,769	32,102	(10,084)	22,018
Austin, Texas	22,154	(8,834)	13,320	23,781	(8,683)	15,098
Other	10,308	(5,132)	5,176	8,888	(4,850)	4,038
Corporate	4,495	(3,380)	1,115	4,440	(2,145)	2,295
Operating properties	$125,346	$(46,314)	$79,032	$125,882	$(46,019)	$79,863

	Six Months Ended June 30,
	2024			2023
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$112,711	$(38,953)	$73,758	$112,898	$(40,843)	$72,055
Pennsylvania Suburbs	63,685	(19,256)	44,429	64,873	(19,863)	45,010
Austin, Texas	45,409	(17,847)	27,562	49,018	(19,977)	29,041
Other	21,276	(10,594)	10,682	18,277	(10,262)	8,015
Corporate	8,749	(7,078)	1,671	10,043	(5,909)	4,134
Operating properties	$251,830	$(93,728)	$158,102	$255,109	$(96,854)	$158,255
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended June 30,
	June 30, 2024	December 31, 2023	2024	2023
Philadelphia CBD	$501,579	$450,136	$(10,223)	$(4,412)
Metropolitan Washington, D.C.	94,834	71,931	(941)	(1,414)
Mid-Atlantic Office JV	—	—	—	223
MAP Venture	—	(48,733)	(3,339)	(1,995)
Austin, Texas	83,723	79,160	(4)	—
Total	$680,136	$552,494	$(14,507)	$(7,598)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$30,267	$(12,737)	$13,853	$(18,013)
Plus:
Interest expense	29,494	23,669	54,543	46,322
Interest expense - amortization of deferred financing costs	1,415	1,114	2,506	2,141
Depreciation and amortization	44,187	47,079	89,229	92,679
General and administrative expenses	8,941	9,360	20,045	18,842
Equity in loss of unconsolidated real estate ventures	14,507	7,598	28,095	13,765
Provision for impairment	6,427	4,468	6,427	4,468
Gain on early extinguishment of debt	(941)	—	(941)	—
Less:
Interest and investment income	1,512	520	1,933	1,025
Income tax provision	(9)	(13)	(11)	(38)
Net gain on sale of undepreciated real estate	—	—	—	781
Net gain on real estate venture transactions	53,762	181	53,733	181
Consolidated net operating income	$79,032	$79,863	$158,102	$158,255
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
Debt Guarantees and Equity Funding Commitments
As of June 30, 2024, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $967.7 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In the agreement with its partner in the 3025 JFK Venture, the Company agreed to provide cost overrun and completion guarantees for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan. The Company expects that it will be required to fund $5.7 million of additional equity through the project completion date.
In the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. As of June 30, 2024, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity.

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
The Company has agreed, pursuant to the leasehold mortgage loan to the MAP Venture, to fund up to an additional $12 million for tenant and capital improvements of the properties owned (through leasehold interests) by the MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2024, had $5.6 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2024, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.1 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of June 30, 2024, the Company had funded $2.3 million of the foregoing commitment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Quarterly Report on Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023 and in Part II, Item 1A “Risk Factors” below. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2024 and December 31, 2023 and for the three and six months ended June 30, 2024 and 2023 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2024, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain properties during the construction period, and certain other general support functions.
Our financial condition and operating performance are dependent upon the demand for office, residential, life science, parking and retail space in our markets, our leasing results, our acquisition, disposition and development/redevelopment activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We generate cash and revenue from leases of space at our Properties and, to a lesser extent, from the management and development/redevelopment of properties owned by third parties (primarily unconsolidated real estate ventures) and from investments in the unconsolidated real estate ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for space. We also generate cash through sales of assets, including assets that we do not view as core to our business plan, either because of location or expected growth potential, and assets that are commanding premium prices from third party investors.
Overall macroeconomic conditions, including but not limited to inflation and rising interest rates and changes in work patterns, including remote working arrangements, that have contributed to negative lease absorption within office markets, have had a dampening effect on the fundamentals of our business, as reflected in, among other metrics, our increased borrowing costs and lower occupancy as well as downward pressures on asset valuations. These adverse conditions could impact our net income, cash flows and liquidity and could have a material adverse effect on our financial condition and results of operations.
Notwithstanding the challenging macroeconomic conditions, which have led to recent difficulties in asset dispositions at acceptable prices, leasing of vacant space at attractive rents and sourcing of capital for development projects at acceptable costs, we believe that our portfolio or Properties and investments, and liquidity profile, will allow us maintain stable operating performance. In assessing our portfolio Properties as “quality” or “high quality” we consider both quantitative and qualitative attributes of our Properties in relation to other properties within a given submarket or adjacent submarkets that compete with our portfolio for tenants. The attributes we consider in our assessment include the age and condition of the property, average asking rental rates, access to mass transit and highways, floorplate efficiencies, amenities within, and nearby, the property and availability of parking as well as market demographics such that bear on demand for space at our portfolio. We also believe that our portfolio and liquidity profile will enable us to raise capital, as necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2024 was 87.3% compared to 89.4% at June 30, 2023.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	12,698,115	12,823,542	12,698,115	12,823,542
Occupancy percentage (end of period)	87.3%	89.4%	87.3%	89.4%
Average occupancy percentage	87.3%	89.0%	87.7%	89.2%
Total Portfolio, less properties in development/redevelopment (2):
Tenant retention rate (3)	67.1%	70.7%	67.2%	55.4%
New leases and expansions commenced (square feet)	125,193	93,215	254,985	159,466
Leases renewed (square feet)	230,383	113,952	393,978	222,745
Net (negative) absorption (square feet)	(43,530)	18,311	(92,468)	(90,976)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	28.0%	30.1%	20.0%	21.1%
Renewal rental rates	8.7%	13.0%	12.3%	14.4%
Combined rental rates	10.8%	17.6%	13.8%	16.0%
Weighted average lease term for leases commenced (years)	5.1	7.0	6.2	7.2
Average annual rent (per square foot) (7) (8)	$38.07	$34.38	$40.57	$38.51
Capital Costs Committed (5, 6, 7):
Leasing commissions (per square foot)	$5.40	$7.33	$8.24	$9.64
Tenant improvements (per square foot)	$13.44	$23.06	$23.94	$16.79
Total capital per square foot per lease year	$3.70	$3.72	$4.14	$3.26
Average annualized capital as % of average annual rent (7) (8)	10.8%	12.5%	12.7%	9.8%
(1)Does not include Properties under development/redevelopment, or recently completed not-stabilized Properties.
(2)Includes leasing at recently completed not-stabilized Properties. The statistics presented for periods ended prior to the three-month period ended June 30, 2024 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The reduction for the three months ended June 30, 2024 is primarily due to a large tenant that renewed with a below average lease term resulting in lower lease commission and tenant improvement capital.
(7)For comparison purposes, we exclude new leases of space when the previous lease of such space ended more than 12 months from the signing date for the new leases.
(8)Average annual rent represents total initial contractual rent under the applicable leases plus contractual fixed rent increases due under the applicable leases averaged over the total terms of the applicable leases.
Our actual annualized leasing costs as a percentage of annualized rents are largely a function of the composition of our leases to new tenants or renewals with existing tenants, in addition to size and timing of occupancy. We generally experience lower leasing costs in connection with the renewal of leases with existing tenants compared to leases with new tenants. Our properties compete for tenants with similar properties primarily on the basis of location, total occupancy costs (including base rent and operating expenses), services and amenities, and the design and condition of the properties. As leases at our properties expire, we face competition to renew or re-let space in light of the competing properties within the applicable markets. As a result, and as part of customary lease negotiations, we are often required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or potential below market renewal options, all of which impact, in varying degrees, annualized rents.

The table below summarizes occupancy statistics of our Core Properties by segment for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	% Occupied	% Occupied
Philadelphia CBD	95.2%	96.1%
Pennsylvania Suburbs	84.9%	91.1%
Austin, Texas	79.4%	82.9%
Other	82.2%	73.9%
Total - Core Properties	87.3%	89.4%

The table below summarizes the occupancy statistics of our Properties, broken down by property types for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
Office	91.5%	91.7%	87.0%	89.2%
Life Science (1)	5.6%	5.4%	84.4%	83.0%
Residential (2)	2.9%	2.9%	85.0%	87.0%
Total (3)	100.0%	100.0%	86.9%	88.9%
(1)Represents Philadelphia portfolio assets located at 3000 Market Street and 3025 Market Street in Philadelphia, Pennsylvania, dedicated life science floors at Cira Centre in Philadelphia, Pennsylvania and 250 King of Prussia Road in Radnor, Pennsylvania.
(2)Represents our residential operation at 2929 Walnut Street in Philadelphia, Pennsylvania.
(3)Does not include Properties under development/redevelopment.
(4)See Note 13, “Segment Information,” to our Consolidated Financial Statements for the definition of Net Operating Income.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

We have compared our weighted-average in-place rental rates to our leases signed in 2024 and our current market leasing assumptions, and while the actual results will be dependent on the leases expiring in any particular period, we believe the current portfolio should generate positive rental rate increases for the remainder of fiscal 2024.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.5% of our total square footage as of June 30, 2024 (representing approximately 3.2% of the occupied rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2024. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $1.3 million or 0.7% of our accrued rent receivable balance as of June 30, 2024, compared to $2.7 million or 1.4% of our accrued rent receivable balance as of December 31, 2023.
If economic conditions deteriorate, including as a result of inflation and rising interest rates, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

Development and Redevelopment Risk
Development and Redevelopment projects are subject to a variety of risks, including construction delays, construction cost overruns, building moratoriums, inability to obtain financing on favorable terms, inability to lease space at projected rates, inability to enter into construction, development, redevelopment and other agreements on favorable terms, and unexpected environmental and other hazards.
As of June 30, 2024, the following development project, within our consolidated portfolio, remains under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Activity Type	Approximate Square Footage	Estimated Costs	Construction Loan Financing	Amount Funded (a)
155 King of Prussia Road	Radnor, PA	Q4 2024	Development	144,685	$80,000	$50,000	$56,515
(a)The Company has fully funded its $30.0 million equity commitment, and the balance of the construction costs are expected to be funded through advances under the construction loan.
In addition to the property listed above, we have classified one parking facility in Philadelphia, Pennsylvania as redevelopment.
As of June 30, 2024, the following unconsolidated real estate venture development projects remain under construction in progress (dollars, in thousands):

Property/Portfolio Name	Location	Expected Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (60%)	Philadelphia, PA	Q4 2023	(a)	$300,000	$271,833	$186,727	$5,664	$—
3151 Market Street (65%)	Philadelphia, PA	Q3 2024	441,000	$316,909	$183,972	(b)	(b)	$—
One Uptown - Office (56%)	Austin, TX	Q1 2024	362,679	$201,616	$146,536	$121,650	$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$116,108	$85,000	$—	$—
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2024 and 2023. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended June 30, 2024 and June 30, 2023
The following comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 68 properties containing an aggregate of approximately 12.4 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended June 30, 2024 and 2023. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2023 and owned and consolidated through June 30, 2024, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended June 30, 2024 and 2023;
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to April 1, 2023;
(d)“Development/Redevelopment Properties,” which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q2 2023 through Q2 2024 Dispositions,” which represents five properties disposed of from April 1, 2023 through June 30, 2024.

Comparison of the three months ended June 30, 2024 to the three months ended June 30, 2023

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a) (c)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	2024	2023	$ Change	% Change
Revenue:
Rents	$109.5	$109.6	$(0.1)	(0.1)%	$3.9	$1.2	$—	$—	$4.6	$7.3	$118.0	$118.1	$(0.1)	(0.1)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.7	6.2	5.7	6.2	(0.5)	(8.1)%
Other	0.3	0.3	—	—%	—	—	—	—	1.3	1.3	1.6	1.6	—	—%
Total revenue	109.8	109.9	(0.1)	(0.1)%	3.9	1.2	—	—	11.6	14.8	125.3	125.9	(0.6)	(0.5)%
Property operating expenses	28.9	28.5	0.4	1.4%	0.8	0.1	—	—	1.7	3.3	31.4	31.9	(0.5)	(1.6)%
Real estate taxes	12.0	10.8	1.2	11.1%	0.3	0.2	—	—	0.2	0.6	12.5	11.6	0.9	7.8%
Third party management expenses	—	—	—	—%	—	—	—	—	2.4	2.6	2.4	2.6	(0.2)	(7.7)%
Net operating income	68.9	70.6	(1.7)	(2.4)%	2.8	0.9	—	—	7.3	8.3	79.0	79.8	(0.8)	(1.0)%
Depreciation and amortization	37.9	39.9	(2.0)	(5.0)%	2.3	—	—	—	4.0	7.1	44.2	47.0	(2.8)	(6.0)%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.9	9.3	8.9	9.3	(0.4)	(4.3)%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	6.4	4.5	6.4	4.5	1.9	42.2%
Operating income (loss)	$31.0	$30.7	$0.3	1.0%	$0.5	$0.9	$—	$—	$(12.0)	$(12.6)	$19.5	$19.0	$0.5	2.6%
Number of properties	68	68			2		2				72
Square feet	12.4	12.4			0.4		0.1				13.0
Core Occupancy % (b)	87.2%	89.7%
Other Income (Expense):
Interest and investment income											1.5	0.5	1.0	200.0%
Interest expense											(29.5)	(23.7)	(5.8)	24.5%
Interest expense — Deferred financing costs											(1.4)	(1.1)	(0.3)	27.3%
Equity in loss of unconsolidated real estate ventures											(14.5)	(7.6)	(6.9)	90.8%
Net gain on real estate venture transactions											53.8	0.2	53.6	26800.0%
Gain on early extinguishment of debt											0.9	—	0.9	—%
Net income (loss)											$30.3	$(12.7)	$43.0	(338.6)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$0.17	$(0.08)	$0.25	(312.5)%
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

Depreciation and Amortization
Depreciation and Amortization decreased primarily as a result of the following:
•$1.5 million decrease related to the reduction in the cost basis of assets as a result of the provision for impairment recorded on three properties in the Metropolitan Washington, D.C. area within our Other segment and six office properties located in our Pennsylvania Suburbs segment in 2023;
•$1.4 million decrease related to accelerated depreciation on tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in 2023;
•$1.0 million decrease related to the sales of three properties in 2023; and
•Partially offset by a $1.5 million increase related to two properties which were placed in service in the second half of 2023.
Provision for Impairment
During the second quarter of 2024, we recognized a provision for impairment of $6.4 million on office properties located in our Austin, Texas segment. See Note 3 “Real Estate Investments,” for further information.
Interest Expense
Interest expense increased primarily due to the effect of the issuance of $400 million aggregate principal amount of our 8.875% Guaranteed Notes due 2029 (the “2029 Notes”) in April 2024. Additionally, interest expense increased during the third quarter of 2023 when Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 7.55% Guaranteed Notes due 2028 (the “2028 Notes”) increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
Equity in Income of Real Estate Ventures
The increased losses from our unconsolidated real estate ventures are primarily due to higher interest rates on the ventures’ outstanding indebtedness and net losses from the 3025 JFK Venture being put into service in the fourth quarter of 2024.
Net gain on real estate venture transactions
On June 28, 2024, we recapitalized our MAP Venture, in which we had a negative investment balance of $52.2 million as of March 31, 2024. In connection with the recapitalization, we recognized a one-time, non-cash gain of $53.8 million in connection with the derecognition of the negative investment balance in the MAP Venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

Comparison of the Six Months Ended June 30, 2024 and June 30, 2023
The following comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 68 properties containing an aggregate of approximately 12.4 million net rentable square feet, and represents properties that we owned and consolidated for the six-month periods ended June 30, 2024 and 2023. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2023 and owned and consolidated through June 30, 2024 excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the six months ended June 30, 2024 and 2023;
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2023;
(d)"Development/Redevelopment Properties," which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)"YTD 2023 and 2024 Dispositions," which represents six properties disposed of from January 1, 2023 through June 30, 2024.

Comparison of the six months ended June 30, 2024 to the six months ended June 30, 2023

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	2024	2023	$ Change	% Change
Revenue:
Rents	$220.9	$222.2	$(1.3)	(0.6)%	$7.8	$2.1	$—	$—	$8.3	$14.7	$237.0	$239.0	$(2.0)	(0.8)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	11.6	12.2	11.6	12.2	(0.6)	(4.9)%
Other	0.6	0.5	0.1	20.0%	—	—	—	—	2.6	3.3	3.2	3.8	(0.6)	(15.8)%
Total revenue	221.5	222.7	(1.2)	(0.5)%	7.8	2.1	—	—	22.5	30.2	251.8	255.0	(3.2)	(1.3)%
Property operating expenses	58.2	59.0	(0.8)	(1.4)%	1.6	0.2	—	—	3.8	6.3	63.6	65.5	(1.9)	(2.9)%
Real estate taxes	24.0	24.2	(0.2)	(0.8)%	0.5	0.3	(0.1)	—	0.7	1.7	25.1	26.2	(1.1)	(4.2)%
Third party management expenses	—	—	—	—%	—	—	—	—	5.0	5.2	5.0	5.2	(0.2)	(3.8)%
Net operating income	139.3	139.5	(0.2)	(0.1)%	5.7	1.6	0.1	—	13.0	17.0	158.1	158.1	—	—%
Depreciation and amortization	76.6	79.3	(2.7)	(3.4)%	4.5	1.4	—	—	8.1	11.9	89.2	92.6	(3.4)	(3.7)%
General & administrative expenses	—	—	—	—%	—	—	—	—	20.1	18.8	20.1	18.8	1.3	6.9%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	6.4	4.5	6.4	4.5	1.9	42.2%
Net loss on disposition of real estate											—	—	—	—%
Net gain on sale of undepreciated real estate											—	(0.8)	0.8	(100.0)%
Operating income (loss)	$62.7	$60.2	$2.5	4.2%	$1.2	$0.2	$0.1	$—	$(21.6)	$(18.2)	$42.4	$43.0	$(0.6)	(1.4)%
Number of properties	68	68			2		2				72
Square feet	12.4	12.4			0.4		0.1				13.0
Core Occupancy % (b)	87.2%	89.7%			124.1%
Other Income (Expense):
Interest and investment income											1.9	1.0	0.9	90.0%
Interest expense											(54.5)	(46.3)	(8.2)	17.7%
Interest expense — Deferred financing costs											(2.5)	(2.1)	(0.4)	19.0%
Equity in loss of unconsolidated real estate ventures											(28.1)	(13.8)	(14.3)	103.6%
Net gain on real estate venture transactions											53.7	0.2	53.5	26750.0%
Gain on early extinguishment of debt											0.9	—	0.9
Net income (loss)											$13.8	$(18.0)	$31.8	(176.7)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$0.08	$(0.11)	$0.19	(172.7)%

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
Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of the following:
•$3.0 million decrease related to the reduction in the cost basis of assets as a result of the provision for impairment recorded on three properties in the Metropolitan Washington, D.C. area within our Other segment and six office properties located in our Pennsylvania Suburbs segment in 2023;
•$2.3 million decrease related to the sales of three properties in 2023;
•$1.7 million decrease related to accelerated depreciation on tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment; and
•Partially offset by a $3.1 million increase related to two properties which were placed in service in the second half of 2023.
Provision for Impairment
During the second quarter of 2024, we recognized a provision for impairment of $6.4 million on office properties located in our Austin, Texas segment. See Note 3 “Real Estate Investments,” for further information.
Interest Expense
Interest expense increased primarily due to the effect of the issuance of $400 million aggregate principal amount of 2029 Notes in April 2024. Additionally, interest expense increased during the third quarter of 2023 when Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 2028 Notes increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
Equity in Loss of Unconsolidated Real Estate Ventures
The increased losses from our unconsolidated real estate ventures are primarily due to higher interest rates on the ventures’ outstanding indebtedness and net losses from the 3025 JFK Venture being put into service in the fourth quarter of 2024.
Net gain on real estate venture transactions
On June 28, 2024, we recapitalized our MAP Venture, in which we had a negative investment balance of $52.2 million as of March 31, 2024. In connection with the recapitalization, we recognized a one-time, non-cash gain of $53.8 million in connection with the derecognition of the negative investment balance in the MAP Venture. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.

LIQUIDITY AND CAPITAL RESOURCES
General
Our principal liquidity funding needs for the next twelve months are as follows:
•normal recurring expenses;
•capital expenditures, including capital and tenant improvements and leasing costs;
•debt service and principal repayment obligations;
•current development and redevelopment costs;
•commitments to unconsolidated real estate ventures and investment vehicles;
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

As of June 30, 2024, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development/redevelopment and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2024 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of June 30, 2024 we were in compliance with all of our debt covenants and requirement obligations.
On April 12, 2024, we completed an underwritten offering of $400.0 million aggregate principal amount of the 2029 Notes. The 2029 Notes were priced at approximately 99.51% of their face amount. We received approximately $391.8 million of net proceeds after the deduction for underwriting discounts and offering expenses.
On April 15, 2024, the Company commenced a tender offer (the “Tender Offer”) for any and all of the outstanding $335.1 million principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”). The purchase price offered per $1,000 principal amount of 2024 Notes pursuant to the Tender Offer was determined by reference to the fixed spread for the 2024 Notes of 0 basis points plus the yield based on the bid-side price of the 4.250% U.S. Treasury due September 30, 2024. The Tender Offer expired on April 19, 2024. Upon completion of the Tender Offer, on April 23, 2024, the Company issued a redemption notice to redeem any 2024 Notes that remained outstanding after the Tender Offer. On June 7, 2024, we redeemed the remaining $113.4 million of our 2024 Bonds at the aggregate principal amount outstanding together with accrued and unpaid interest thereon to the redemption date.

The 2028 Notes include an interest rate adjustment provision whereby the interest rate payable on the 2028 Notes is subject to a 25 basis point adjustment if either Moody's Investors Services Inc, and its successors ("Moody's"), or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 7.80% in September 2023. In January 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
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
As of June 30, 2024, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba2	BB+
Outlook	Stable	Negative
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of June 30, 2024, amounted to $1,986.6 million. The Operating Partnership’s secured debt obligations as of June 30, 2024, amounted to $270.6 million
Capital Markets
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
Liquidity
As of June 30, 2024, we had $30.4 million of cash and cash equivalents and $535.7 million of available borrowings under our unsecured credit facility, net of $39.3 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2024 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2024 and December 31, 2023, we maintained cash and cash equivalents and restricted cash of $36.5 million and $67.5 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2024	2023	(Decrease) Increase
Operating	$71,970	$61,304	$10,666
Investing	(154,094)	(137,862)	(16,232)
Financing	51,103	101,158	(50,055)
Net cash flows	$(31,021)	$24,600	$(55,621)
Our principal source of cash flows is from the operation of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria. During the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Capital expenditures and capitalized interest	24,059
Capital improvements/acquisition deposits/leasing costs	(4,227)
Joint venture investments	(37,745)
Capital distributions from unconsolidated real estate ventures	1,681
Increase in net cash used in investing activities	$(16,232)
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2024, when compared to the six months ended June 30, 2023, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$35,802
Repayments of debt obligations	(97,258)
Dividends and distributions paid	13,356
Debt financing costs paid	(1,879)
Other financing activities	(76)
Decrease in net cash provided by financing activities	$(50,055)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,136,610	$1,985,000
Variable rate - unhedged	120,625	162,434
Total	$2,257,235	$2,147,434
Percent of Total Debt:
Fixed rate	94.7%	92.4%
Variable rate - unhedged	5.3%	7.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.1%	5.1%
Variable rate - unhedged	7.3%	7.1%
Total	6.2%	5.2%
Weighted-average maturity in years:
Fixed rate	4.3	3.8
Variable rate - unhedged	1.5	6.3
Total	4.2	4.0
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2024, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2024 (six months remaining)	$—	—%
2025	70,000	7.3%
2026	25,625	7.8%
2027	738,000	4.6%
2028	595,000	7.3%
2029	750,000	6.8%
2030	—	—%
2031	—	—%
2032	—	—%
2033	—	—%
Thereafter	78,610	5.2%
Totals	$2,257,235	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of June 30, 2024.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries’ Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the second quarter of 2024.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of June 30, 2024, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain annual rent escalations that are either fixed (generally ranging from 2.5% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-though provisions.
While we have experienced increased inflation, our Same Store Property Portfolio operating margins improved to 63.0% and 62.6% for the six months ended June 30, 2024 and 2023, respectively, primarily due to the expense reimbursement provisions noted above. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 52.7% and 52.8% for the six months ended June 30, 2024 and 2023, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 14 “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of our contractual obligations.
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

The following table presents a reconciliation of net income attributable to common unitholders to FFO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$29,987	$(12,941)	$13,234	$(18,286)
Add (deduct):
Amount allocated to unvested restricted unitholders	277	204	613	274
Net gain on real estate venture transactions	(53,762)	(181)	(53,733)	(181)
Net loss on disposition of real estate	—	—	—	—
Provision for impairment	6,427	4,468	6,427	4,468
Depreciation and amortization:
Real property	38,368	39,119	77,485	77,749
Leasing costs including acquired intangibles	4,904	7,103	9,923	13,243
Company’s share of unconsolidated real estate ventures	12,294	12,145	26,146	23,709
Partners’ share of consolidated real estate ventures	—	(4)	—	(8)
Funds from operations	$38,495	$49,913	$80,095	$100,968
Funds from operations allocable to unvested restricted shareholders	(467)	(309)	(886)	(533)
Funds from operations available to common share and unit holders (FFO)	$38,028	$49,604	$79,209	$100,435
Weighted-average shares/units outstanding — basic (a)	173,078,731	172,478,629	172,900,681	172,334,930
Weighted-average shares/units outstanding — fully diluted (a)	175,211,246	172,797,873	174,857,745	172,811,483
(a)Includes common shares and partnership units outstanding through the three and six months ended June 30, 2024 and 2023, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2024, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,563.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding principal balance of $25.0 million , (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $7.5 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $7.7 million.

As of June 30, 2024, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,507.0 million. For sensitivity purposes, a 100-basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $14.9 million at June 30, 2024.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $449.2 million as of June 30, 2024. The total fair value of our variable rate debt was approximately $410.8 million at June 30, 2024. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.7 million at June 30, 2024. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $12.4 million at June 30, 2024.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of June 30, 2024, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, with the exception of the risk factor below.

We have experienced, and may again experience a, data security breach that may cause damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data, including our proprietary financial information, business information and the information of our tenants and business partners, in our data centers and on our networks. Security breaches or disruptions, mainly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have generally increased in number, intensity and sophistication. Notwithstanding the security measures undertaken, our information technology has been, and may in the future be, vulnerable to attacks or breaches. One such event occurred on May 1, 2024 when we detected unauthorized occurrences by a third party on portions of our information technology systems that consisted of the third party’s unauthorized access to, and deployment of encryption to, a portion of our internal corporation information technology systems and the exfiltration of certain files, including files containing personal information. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate security barriers or other preventative measures.

Data security breaches, including the one noted above, have in the past, and may in the future, result in one or more of the following harms:
•disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our tenants;
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
•subject us to claims and lawsuits for breach of contract, damages, credits, penalties, or other agreements; and/or
•damage our reputation among our tenants and investors generally.

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
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended June 30, 2024. As of June 30, 2024, $82.9 million remained available for repurchases under our share repurchase program.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	4.1	Form of 8.875% Guaranteed Notes due 2029 (previously filed as an exhibit to the Company's Form 8-K dated April 12, 2024 and incorporated herein by reference).
4.2
Indenture dated October 22, 2004 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated October 22, 2004 and incorporated herein by reference).

4.3
First Supplemental Indenture dated as of May 25, 2005 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust, certain subsidiaries of Brandywine Operating Partnership, L.P. named therein and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated May 26, 2005 and incorporated herein by reference).

4.4
Third Supplemental Indenture dated as of April 5, 2011 by and among Brandywine Operating Partnership, L.P., Brandywine Realty Trust and The Bank of New York Mellon, as Trustee (previously filed as an exhibit to the Company’s Form 8-K dated April 5, 2011 and incorporated herein by reference).

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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	August 9, 2024	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2024	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	August 9, 2024	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 9, 2024	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 9, 2024	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)