Form 10-K
period 2024-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2025-02-27
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
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
As of June 30, 2024, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $743,992,592 based upon the last reported sale price of $4.48 per share on the New York Stock Exchange on June 30, 2024. An aggregate of 173,070,657 Common Shares of Beneficial Interest was outstanding as of February 18, 2025.
As of June 30, 2024, the aggregate market value of the 515,595 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $2,309,866 based upon the last reported sale price of $4.48 per share on the New York Stock Exchange on June 30, 2024 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2024 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2024, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
•the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue acquisition and development opportunities and refinance existing debt; and
•real estate asset valuations, a further decline in which may limit our ability to dispose of assets at attractive prices or obtain or maintain debt financing secured by our properties or on an unsecured basis and may result in additional impairments of our real estate;
•competition from other owners, developers and investors, including for tenants and investment opportunities;
•our failure to lease unoccupied space in accordance with our projections, including on account of changing work patterns and reduced demand for our real estate;
•our failure to re-lease occupied space upon expiration of leases, including on account of changing work patterns and reduced demand for office space;
•tenant defaults and the bankruptcy of major tenants;
•volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital;
•increasing interest rates, which would increase our borrowing costs and could adversely affect the market price of our securities;
•failure to obtain financing at budgeted levels for developments and redevelopments;
•failure of interest rate hedging contracts to perform as expected and the effectiveness of such arrangements;
•inflation, which, among other things, has increased our operating expenses and costs for supplies and labor;
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
•additional impairment charges;
•unanticipated costs, and cost overruns associated with land development, including building and construction moratoriums and inability to obtain necessary zoning, land-use, building, occupancy and other required governmental approvals, construction cost increases or overruns and construction delays;
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

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office, life science/lab, residential and mixed-use properties. During the twelve months ended December 31, 2024, we owned and managed properties within four markets: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to our four geographic markets, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. See Note 1 “Organization of the Parent Company and the Operating Partnership,” to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
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
Business Segments
See Note 18 “Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2024, 2023, and 2022 and balance sheet amounts as of December 31, 2024 and 2023.
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

Developments/Redevelopments
Our regular interaction with tenants and other market participants help to keep us current on innovations in workplace layout and smart living. We leverage this information to identify properties primed for development or redevelopment to meet tenant demands and realize value. The expertise and relationships that we have built from managing complex construction projects allow us to add new assets to our portfolio and renovate existing assets in our portfolio.
Business Objective and Strategies for Growth
Our business objective is to deploy capital effectively to maximize our return on investment and thereby maximize our total return to shareholders. To accomplish this objective we seek to:
•concentrate on urban town centers and central business districts in selected regions, and be the best of class owner and developer in those markets with a full-service office in each of those markets providing property management, leasing, development/redevelopment, and construction expertise;
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
•utilize our reputation as a full-service real estate development/redevelopment and management organization to identify acquisition and development/redevelopment opportunities that will expand our business and create long-term value; and
•selectively dispose of properties that do not support our long-term business objectives and growth strategies.
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
•to monetize or deploy our land inventory for development of high-quality office, life science/lab, residential, and mixed-use properties, or to rezone our land and properties from office/industrial to life science/lab, residential, retail and hotel to align with market and demand shifts as appropriate;
•to control development/redevelopment sites, including sites under purchase options, that could support high-quality office, life science/lab, residential, and mixed-use properties within our core markets;
•to strategically grow our portfolio through the development/redevelopment and acquisition of new product types that support our strategy of transit-oriented and amenity based mixed-use properties located in the central business district of Philadelphia, Pennsylvania; Pennsylvania Suburbs; and Austin, Texas; and
•to secure third-party development/redevelopment contracts, which can be a significant source of revenue and enable us to utilize and grow our existing development/redevelopment and construction management resources.
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
Our broader strategy remains focused on continuing to grow earnings, enhance liquidity and strengthen our balance sheet through debt reduction, targeted sales activity and management of our existing and prospective liabilities.
We believe that we are well positioned in our current markets and have the expertise to take advantage of both development/redevelopment and acquisition opportunities, as warranted by market and economic conditions, in new markets that have healthy long-term fundamentals and strong growth projections. This capability, combined with what we believe is a conservative financial structure, should allow us to achieve disciplined growth and are integral to our strategy of having a diverse portfolio of assets in order to meet the needs of our tenants.
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
Certain environmental laws impose liability on a previous owner of a property to the extent that hazardous or toxic substances were present during the prior ownership period. A transfer of the property does not necessarily relieve an owner of such liability. Thus, although we are not aware of any such situation, we may have such liabilities on properties previously sold. We believe that we and our properties are in compliance in all material respects with applicable federal, state, and local laws, ordinances, and regulations governing the environment. For additional information, see Item 1A. “Risk Factors – Regulatory Risk Factors – Potential liability for environmental contamination could result in substantial costs.”
Insurance
With respect to our properties, we carry commercial general liability insurance, and all-risk property insurance, including business interruption and loss of rental income coverage. We select policy specifications and insured limits that we believe to be appropriate given the relative risk of loss and the cost of the coverage. We also carry environmental insurance and title insurance policies on our properties. We generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, any of our title insurance policies may be in an amount less than the current value of the related property. Additional information about risk factors that may affect us is included in “Item 1A. Risk Factors.”

Information Security
We face risks associated with breaches of our information technology systems, including through cyber attacks and cyber intrusions, which could result in significant disruptions of our information technology networks and related systems and unauthorized access to our information and information of our tenants and personnel. As we previously disclosed, in April 2024, we detected unauthorized occurrences by a third party on portions of our information technology systems. Upon detecting the unauthorized occurrences, we promptly initiated our previously established response protocols and took steps to contain and remediate the incident. As part of our remediation activities, we strengthened our surveillance of cybersecurity threats and our information backup systems. The Audit Committee of our Board (the “Audit Committee”) receives and reviews periodic reports on cybersecurity matters from our Chief Technology and Innovation Officer, including reports on documented incidents or violations of our IT and security policies. Documented incidents or violations are discussed, and managers are notified for the appropriate follow-up with our human resources department or the employees involved in such incidents or violations, as needed. Our Board and the Audit Committee regularly evaluate our information technology and security policies and controls to address new and novel threats to our systems. We have implemented a training program for employees that includes both proactive education modules, as well as reactive anti-phishing and testing modules designed to test the end-user’s ability to put what they have learned into practice.
Human Capital Resources
As of December 31, 2024, we had approximately 285 full-time employees and five part-time employees and one intern. We seek to maintain a challenging, enriching, respectful, diverse, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We maintain policies and programs that we believe reflect our continued commitment to our employees, including:
•a competitive compensation program and benefits package;
•operational protocols which prioritize employee health, safety and well-being;
•promotion of diversity and inclusion in our hiring practices;
◦In 2024, approximately 46% of all new hires were females and approximately 46% of all new hires were ethnic minorities.
•training and career development opportunities and a tuition reimbursement program; and
•regular assessment of the engagement, satisfaction and retention of our employees.

Environmental, Social, and Corporate Governance
We are committed to to implementing and maintaining environmental, social, and governance (“ESG”) standards while driving value through continual improvement of our operations, portfolio performance, and community impact. Our reduction targets for energy, greenhouse gas emissions and water aim to reduce consumption by 15% compared to our 2018 baseline by 2025. We have reached the following levels as of December 31, 2024: a 35% like-for-like intensity use reduction from baseline for energy, a 29% like-for-like intensity use reduction from baseline for water and a 43% like-for-like intensity use reduction from baseline for greenhouse gas emissions, thus achieving our reduction targets a year early. In 2024, we received our tenth annual Global Real Estate Sustainability Benchmark (“GRESB”) Green Star ranking. We achieved Green Lease Leaders Platinum recognition in the category’s inaugural year, recognizing our collaboration with tenants to equitably align financial and environmental benefits. We remain committed to energy efficiency in our buildings.

We remain committed to supporting our employees and the communities where we operate. We promote diversity, equity, and inclusion through board diversity and employee engagement. Employees are given access to mentorship and tuition reimbursement opportunities as well as numerous programs to promote health and wellness. Brandywine maintains and encourages the use of over 74 acres of green space for community engagement including a focus on biodiversity through our onsite, honey generating, beekeeping habitats.

For further information regarding our environmental, social, and governance strategies and policies, please visit the “Responsibility” section of our website. The information contained on our website is not incorporated by reference into this Annual Report.

Item 1A.    Risk Factors
You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes thereto, before you decide whether to make an investment in our securities. The Risk Factor Summary that follows should be read in conjunction with the detailed description of risk factors below. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, prospects, financial condition, cash flows, liquidity, funds from operations, results of operations, share price, ability to service our indebtedness, and/or ability to make cash distributions to our security holders (including those necessary to maintain our REIT qualification). In such case, the value of our common shares and the trading price of our securities could decline, and you may lose all or a significant part of your investment. Some statements in the following risk factors constitute forward looking statements. Please refer to the explanation of the qualifications and limitations on forward-looking statements under “Forward-Looking Statements” of this Form 10-K.
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
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. During the year ended December 31, 2024, we recognized aggregate impairment charges of $53.1 million, $44.7 million of which related to our Real Estate Investments and $8.4 million of which related to our Investment in Unconsolidated Real Estate Ventures. During the year ended December 31, 2023, we recognized aggregate impairment charges of $168.8 million, $131.6 million of which related to our Real Estate Investments and $37.2 million of which related to our Investment in Unconsolidated Real Estate Ventures. If we are required to take additional impairment charges, our results of operations could be adversely impacted. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Impairment.” See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023 – Provision for Impairment.”

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
Interest rates have increased and could continue to increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
Rising interest rates could continue to increase our interest expense and could limit our ability to refinance existing debt when it matures. From time to time, we enter into interest rate swap agreements and other interest rate hedging contracts. While these agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement or termination of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under the applicable accounting guidance. In addition, an increase in interest rates could decrease the amounts third parties are willing or able to pay for our assets, thereby limiting our ability to recycle capital and change our portfolio promptly in response to changes in economic or other conditions. For more information about our interest costs on variable rate debt see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
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
Our credit facilities, term loans and the indentures governing our unsecured public debt securities contain (and any new or amended facility and term loans may contain) restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain. Our ability to borrow under our credit facilities is subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the credit facilities, the term loans and the indenture and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of capital may not be available to us, or may be available only at unattractive terms. In addition, the mortgages on our properties, including mortgages encumbering our unconsolidated real estate ventures, contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. If we breach covenants in our secured debt agreements, the lenders can declare a default and take possession of the property securing the defaulted loan. For more information about the terms and covenants relating to our indebtedness see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."
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
Social, political and economic changes or instability, or other circumstances beyond our control could affect our business operations.

Our business may be adversely affected by social, political and economic instability, unrest or disruption, including legal, regulatory and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest. Such events may result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the real estate industry remain highly uncertain. Additionally, changes in federal policy that affect the geopolitical landscape, such as the imposition of tariffs and changes to U.S. trade policy, have, and could in the future, lead to adverse effects on the U.S. domestic economy and our business operations.

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
We have experienced, and may again experience, data security breach that may cause damage to our business and reputation.

In the ordinary course of our business, we maintain sensitive data, including our proprietary financial information, business information and the information of our tenants and business partners, in our data centers and on our networks. Security breaches or disruptions, mainly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, have generally increased in number, intensity and sophistication. Notwithstanding the security measures undertaken, our information technology has been, and may in the future be, vulnerable to attacks or breaches. One such event occurred on May 1, 2024 when we detected unauthorized occurrences by a third party on portions of our information technology systems that consisted of the third party’s unauthorized access to, and deployment of encryption to, a portion of our internal corporate information technology systems and the exfiltration of certain files, including files containing personal information. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or implement adequate security barriers or other preventative measures.

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

We have also implemented a training program for employees that includes both proactive education modules, as well as reactive anti-phishing and testing modules designed to test the end-user’s ability to put what they learned into practice.

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
Risks from Cybersecurity Threats
We have not experienced a cybersecurity threat or cybersecurity incident in the past three years that has materially adversely affected our results of operations or financial condition. However, we face risks associated with breaches of our information technology systems, including through cyber-attacks and cyber intrusions, which could result in significant disruptions of our information technology systems (and those of third parties which we use), and unauthorized access to our information and information of our tenants and personnel. As we previously disclosed, on May 1, 2024, we detected unauthorized occurrences by a third party on portions of our information technology systems. Upon detecting the unauthorized occurrences, we promptly initiated our previously established response protocols and took steps to contain and remediate the incident. As part of our remediation activities, we strengthened our surveillance of cybersecurity threats and our information backup systems. A substantial portion of our direct costs incurred relating to containing, investigating and remediating the cybersecurity incident were reimbursed through insurance recoveries. As of the date of this Annual Report on Form 10-K, the cybersecurity incident has not had a material impact on our financial condition or results of operations, and we do not believe the cybersecurity incident is reasonably likely to materially impact our financial condition or results of operations. Refer to “Item 1A. Risk Factors” in this Form 10-K, including “We have experienced, and may again experience, data security breach that may cause damage to our business and reputation,” for additional discussion about cybersecurity-related risks.

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

At least once each quarter, the CTIO provides reports to the Audit Committee, which include reports on any documented incidents or violations of our IT and security policies and an update on cybersecurity practices and matters. Documented incidents or violations are discussed, and managers are notified for the appropriate follow-up with our human resources department or the employees involved in such incidents or violations, as needed. Our Audit Committee regularly reviews with senior management our information technology and security policies and controls to address new and novel threats to our systems.
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

Item 2.    Properties
Overview
As of December 31, 2024, we owned 63 properties that contain an aggregate of approximately 11.9 million net rentable square feet and consist of 59 office properties and four mixed-use properties (collectively, the “Core Properties”). We also own one recently completed not yet stabilized property (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2024, the properties were approximately 87.8% occupied. As of December 31, 2024, we also owned economic interests in ten unconsolidated real estate ventures. We refer to these ventures as “Commerce Square Venture,” “Mid-Atlantic Office Venture,” “MAP Venture,” “Cira Square,” “KB JV,” “One Uptown – Multifamily,” “One Uptown – Office,” “JBG,” “3025 JFK Venture” and “3151 Market Street Venture.” See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.
Property Statistics
The following table sets forth information with respect to our Core Properties at December 31, 2024:

	Net Rentable Square Feet	% Occupied
PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
Cira Center	730,187	89.1%
1717 Arch Street	1,029,413	87.7%
130 North 18th Street	595,041	99.5%
100 North 18th Street	708,844	96.1%
1900 Market Street	456,922	94.4%
3020 Market Street	190,925	94.3%
3000 Market Street	90,556	100.0%
618 Market Street (a)	15,878	80.2%
FMC Tower at Cira Center South (a)	625,863	98.5%
The Bulletin Building (a)	282,709	95.3%
2930 Chestnut Street (a)	9,788	100.0%
PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT SUBTOTAL	4,736,126	93.7%

PENNSYLVANIA SUBURBS SEGMENT
Six Tower Bridge	116,174	76.2%
426 West Lancaster Avenue	55,941	100.0%
640 Freedom Business Center	132,000	99.1%
620 Freedom Business Center	86,570	98.4%

1000 First Avenue	74,139	100.0%
1060 First Avenue	77,718	100.0%
630 Freedom Business Center	86,683	100.0%
1020 First Avenue	74,556	100.0%
1040 First Avenue	75,488	100.0%
610 Freedom Business Center	62,991	55.7%
600 Park Avenue	39,000	100.0%
933 First Avenue	111,053	100.0%
500 North Gulph Road	100,820	100.0%
401 Plymouth Road	204,186	67.1%
Metroplex I	120,877	90.7%
150 Radnor Chester Road	340,380	100.0%
One Radnor Corporate Center	201,874	100.0%
201 King of Prussia Road	251,434	88.0%
555 Lancaster Avenue	241,687	92.0%
Four Radnor Corporate Center	164,464	63.0%
Five Radnor Corporate Center	164,505	89.4%
Three Radnor Corporate Center	119,087	65.2%
Two Radnor Corporate Center	97,576	84.3%
130 Radnor Chester Road	71,349	100.0%
170 Radnor Chester Road	68,143	75.0%
155 King of Prussia Road	144,685	100.0%
101 West Elm Street	173,827	53.5%
1 West Elm Street	97,737	100.0%
PENNSYLVANIA SUBURBS SEGMENT SUBTOTAL	3,554,944	88.2%

AUSTIN SEGMENT
401-405 Colorado Street	205,803	100.0%
Broadmoor Austin - Bldg 1	202,850	100.0%
Broadmoor Austin - Bldg 3	198,306	100.0%
Broadmoor Austin - Bldg 4	142,386	100.0%
Broadmoor Austin - Bldg 6	144,249	100.0%
Four Points Center 3	164,818	100.0%
Four Barton Skyway	222,580	94.4%
Four Points Centre	192,396	59.7%
River Place - Bldg 1	76,529	18.2%
River Place - Bldg 2	114,491	25.0%
River Place - Bldg 3	113,465	27.1%
River Place - Bldg 4	87,639	31.9%
River Place - Bldg 5	67,601	75.2%
River Place - Bldg 6	62,038	100.0%
River Place - Bldg 7	69,119	84.9%
Quarry Lake II	120,559	36.0%
AUSTIN SEGMENT SUBTOTAL	2,184,829	77.8%

OTHER SEGMENT

6600 Rockledge Drive	160,173	100.0%
1676 International Drive	299,387	82.0%
8260 Greensboro Drive	158,961	83.0%
2340 Dulles Corner Boulevard	268,365	91.8%
Promenade at Main Street	31,445	56.1%
Piazza Offices at Main Street	44,708	100.0%
920 North King Street	203,328	100.0%
300 Delaware Avenue	298,071	56.6%
OTHER SEGMENT SUBTOTAL	1,464,438	83.2%

TOTAL CORE PORTFOLIO	11,940,337.00	87.8%
(a)These properties are mixed use properties.
The following table shows lease expirations for the Core Properties as of December 31, 2024, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2025	507	$17,245	3.6%
2026	679	28,935	6.1%
2027	1,333	54,784	11.5%
2028	1,238	49,526	10.4%
2029	1,734	77,909	16.4%
2030	885	41,762	8.8%
2031	571	29,141	6.1%
2032	621	30,835	6.5%
2033	441	26,576	5.6%
2034	1,255	67,574	14.2%
2035 and thereafter	1,218	50,178	10.6%
	10,482	$474,465	100%
(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

The following table shows the geographic locations for the Core Properties as of December 31, 2024. For more information about our geographic locations, see Note 18 “Segment Information” to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2024	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	4,726	95.3%	4,502	$145,621	43.4%
Pennsylvania Suburbs	28	3,555	90.4%	3,215	105,824	31.6%
Austin	16	2,185	77.8%	1,700	47,561	14.2%
Other	8	1,464	88.1%	1,290	36,031	10.8%
	63	11,930	89.7%	10,707	$335,037	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.

The following table shows the major tenants of the Core Properties as of December 31, 2024 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$20,630	4.9%
Spark Therapeutics	18,711	4.4%
Comcast Corporation	12,462	3.0%
FMC Corporation	12,034	2.8%
Troutman Pepper Hamilton Sanders LLP	10,473	2.5%
Lincoln National Management Co.	10,372	2.5%
Independence Blue Cross LLC	8,782	2.1%
The Trustees of the University of Pennsylvania	7,811	1.8%
CSL Behrinig, LLC	7,605	1.8%
T-Mobile Northeast, LLC	7,380	1.7%
Other	305,923	72.5%
	$422,183	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2024. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
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

PART II
Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 18, 2025, there were 524 holders of record of our common shares and 20 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 18, 2025, the last reported sales price of the common shares on the NYSE was $4.90.
For each quarter in 2024 and 2023, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends. Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations (FFO). See Item 6., “Selected Financial Data – Liquidity,” and Note 8 “Debt Obligations,” to our Consolidated Financial Statements for further details.
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
See Note 14 “Share-Based Compensation, 401(k) Plan and Deferred Compensation,” to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 12 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2024.
During 2022, we redeemed 307,516 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $4.0 million. During 2023, we redeemed 872 Class A units of limited partnership interest held by unaffiliated third parties for total cash payments of $5,000.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the FTSE NAREIT All Equity REITs Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Office Index for the period beginning December 31, 2019 and ending December 31, 2024 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2019.

Total Return Performance
S&P 500 Index
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Office Index
Brandywine Realty Trust
Index Value
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24

		Period Ending
Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
FTSE NAREIT All Equity REITs Index	100.00	119.96	137.74	109.59	128.14	142.93
Russell 2000 Index	100.00	94.88	134.06	100.62	112.04	117.56
FTSE NAREIT Equity Office Index	100.00	81.56	99.51	62.07	63.34	76.95
Brandywine Realty Trust	100.00	80.94	96.72	47.73	48.55	56.87
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2024, 2023 and 2022. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2024, we owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain properties during the construction period, and certain other general support functions.
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
Notwithstanding the challenging macroeconomic conditions, which have contributed to recent difficulties in asset dispositions at acceptable prices, leasing of vacant space at attractive rents and sourcing of capital for development projects at acceptable costs, as well as to impairments of assets, we believe that our portfolio of Properties and investments, and liquidity profile, will allow us to maintain stable operating performance. In our ongoing assessment of our Properties as “quality” or “high quality”, we consider both their quantitative and qualitative attributes, including in relation to other properties within a given submarket or adjacent submarkets that compete with our portfolio for tenants. The attributes that we consider in our assessment include the age and condition of the property, average asking rental rates, access to mass transit and highways, floorplate efficiencies, amenities within, and nearby, the property and availability of parking as well as market demographics such that bear on demand for space at our portfolio. We also believe that our portfolio and liquidity profile will enable us to raise capital, as necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2024 was 87.8% compared to 88.0% at December 31, 2023.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the years ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Leasing Activity
Core Properties (1)(2):
Total net rentable square feet owned	11,930,549	12,698,115	11,930,549	12,698,115
Occupancy percentage (end of period)	87.8%	88.0%	87.8%	88.0%
Average occupancy percentage	87.4%	88.0%	88.3%	88.9%
Total Portfolio, less properties in development/redevelopment:
Tenant retention rate (3)	75.6%	44.7%	63.0%	49.3%
New leases and expansions commenced (square feet)	97,657	123,515	425,604	342,731
Leases renewed (square feet)	100,776	85,620	597,808	423,998
Net absorption (square feet)	32,455	(62,512)	(128,494)	(298,896)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	8.0%	24.6%	17.8%	22.2%
Renewal rental rates	5.4%	5.9%	11.3%	10.9%
Combined rental rates	5.9%	13.4%	12.6%	13.5%
Weighted average lease term for leases commenced (years)	6.4	4.9	6.2	6.2
Average annual rent (per square foot) (6) (7)	$40.07	$36.54	$40.08	$37.25
Capital Costs Committed (5)(6):
Leasing commissions (per square foot)	$5.56	$5.63	$7.77	$7.65
Tenant improvements (per square foot)	$12.32	$11.30	$21.19	$14.11
Total capital per square foot per lease year	$3.07	$3.10	$3.88	$3.23
Average annualized capital as % of average annual rent (6) (7)	8.9%	10.8%	12.0%	10.0%
(1)Does not include properties under development, redevelopment, held for sale, or sold.
(2)Includes leasing at recently completed not-stabilized Properties. The statistics presented for periods ended prior to the three-month period ended December 31, 2024 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as percentage of total square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)For comparison purposes, we exclude new leases of space when the previous lease of such space ended more than 12 months from the signing date for the new leases.
(7)Average annual rent represents total initial contractual rent under the applicable leases plus contractual fixed rent increases due under the applicable leases averaged over the total terms of the applicable leases.

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

The table below summarizes occupancy statistics of our Core Properties by segment for the twelve months ended December 31, 2024 and 2023:

	Twelve months ended December 31,
	% Occupied	% Occupied
	2024	2023
Philadelphia CBD	93.7%	95.2%
Pennsylvania Suburbs	88.2%	86.5%
Austin, Texas	77.8%	81.7%
Other	83.2%	80.5%
Total - Core Properties	87.8%	88.0%
The table below summarizes the occupancy statistics of our Properties, broken down by property types for the twelve months ended December 31, 2024 and 2023:

	Twelve months ended December 31,		Twelve months ended December 31,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2024	2023	2024	2023
Office	90.8%	91.1%	89.5%	89.2%
Life Science (1)	6.1%	6.1%	81.7%	84.6%
Residential (2)	3.1%	2.8%	82.2%	83.7%
Total (3)	100.0%	100.0%	88.9%	89.1%
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
(4)See Note 18 “Segment Information,” to our Consolidated Financial Statements for the definition of Net Operating Income.
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.9% of our aggregate final annualized base rents as of December 31, 2024 (representing approximately 4.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2025. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.9 million or 0.5% of our accrued rent receivable balance as of December 31, 2024 compared to $2.7 million or 1.4% of our accrued rent receivable balance as of December 31, 2023.

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
As of December 31, 2024, the following recently completed development project was not yet stabilized (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Square Footage	Estimated Costs		Amount Funded
250 King of Prussia Road	Radnor, PA	Q3 2022	Redevelopment	168,294	$102,563	(a)	$90,734
(a)Total project costs include $20.6 million of existing property basis.

As of December 31, 2024, the following active unconsolidated real estate venture development projects remain under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Approximate Square Footage	Estimated Costs (c)	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
3025 JFK Boulevard (64%)	Philadelphia, PA	Q4 2023	(a)	$320,111	$289,489	$186,727		$20,111	$—
3151 Market Street (65%)	Philadelphia, PA	Q4 2024	441,000	$316,909	$207,733	$174,300	(b)	$—	$—
One Uptown - Office (62%)	Austin, TX	Q1 2024	362,679	$201,616	$152,504	$121,650		$—	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$128,984	$85,000		$—	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science, 219,000 square feet of residential (326 units), and 9,000 square feet of retail.
(b)Debt financing amount represents an estimate at 55% Loan-to-Value ratio for 3151 Market Street.
(c)Estimated costs include base building costs plus projected tenant fit out costs for remaining vacancies.

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
Real estate investment fair values are estimated based on agreements with third parties, discounted cash flows, or comparable sales. Estimated future cash flows used in such analyses are based on our views of market and economic conditions. The estimation of future cash flows is subjective and is based on various assumptions, including but not limited to market rental rates, capitalization rates, and recent sales data for comparable real estate investments. Estimated future cash flows are discounted when determining fair value of an asset. Most of these assumptions are influenced by our direct experience with the real estate investments and their markets as well as market data obtained from real estate leasing and brokerage firms. Determining the appropriate capitalization or discount rate also requires significant judgment and is typically based on many factors, including the prevailing rate for the market or submarket, as well as the quality and location of the real estate investment. Changes in the estimated future cash flows due to changes in our plans for a real estate investment, views of market and economic conditions and/or our ability to obtain development rights could result in recognition of an impairment which could be material.
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2024 and 2023. Refer to Part II, Item 7. “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the results of operations for the year ended December 31, 2022 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2023. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis, below is defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, management fees, and bad debt expense. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards, and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18 “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairments, depreciation and amortization costs, capital expenditures, and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 18 “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023
The following comparison for the year ended December 31, 2024 to the year ended December 31, 2023, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 61 properties containing an aggregate of approximately 11.5 million net rentable square feet that we owned and consolidated for the twelve-month periods ended December 31, 2024 and 2023. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2023 and owned and consolidated through December 31, 2024, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during 2024 and 2023,
(c)“Recently Completed/Acquired Properties,” which represents three properties placed into service or acquired on or subsequent to January 1, 2023,
(d)“Development/Redevelopment Properties,” which represents zero properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“2023 and 2024 Dispositions,” which represents four properties disposed of during 2023 and 2024.

Comparison of Year Ended December 31, 2024 to the Year Ended December 31, 2023

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2024	2023	$ Change	% Change	2024	2023	2024	2023	2024	2023	2024	2023	$ Change	% Change
Revenue:
Rents	$413.8	$417.3	$(3.5)	(0.8)%	$16.7	$9.4	$—	$—	$38.7	$53.1	$469.2	$479.8	$(10.6)	(2.2)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	23.7	24.4	23.7	24.4	(0.7)	(2.9)%
Other	1.1	1.1	—	—%	—	—	—	—	11.5	9.4	12.6	10.5	2.1	20.0%
Total revenue	414.9	418.4	(3.5)	(0.8)%	16.7	9.4	—	—	73.9	86.9	505.5	514.7	(9.2)	(1.8)%
Property operating expenses	111.0	111.2	(0.2)	(0.2)%	3.3	1.6	—	—	15.6	17.1	129.9	129.9	—	—%
Real estate taxes	42.3	43.2	(0.9)	(2.1)%	1.2	0.5	—	—	4.2	6.3	47.7	50.0	(2.3)	(4.6)%
Third party management expenses	—	—	—	—%	—	—	—	—	9.7	10.1	9.7	10.1	(0.4)	(4.0)%
Net operating income	261.6	264.0	(2.4)	(0.9)%	12.2	7.3	—	—	44.4	53.4	318.2	324.7	(6.5)	(2.0)%
Depreciation and amortization	144.9	148.9	(4.0)	(2.7)%	9.4	6.4	—	—	23.9	33.5	178.2	188.8	(10.6)	(5.6)%
General & administrative expenses									42.8	34.8	42.8	34.8	8.0	23.0%
Provision for impairment									44.7	131.6	44.7	131.6	(86.9)	(66.0)%
Net gain on disposition of real estate											(2.3)	(7.7)	5.4	(70.1)%
Net gain on sale of undepreciated real estate											—	(1.2)	1.2	(100.0)%
Operating income (loss)	$116.7	$115.1	$1.6	1.4%	$2.8	$0.9	$—	$—	$(67.0)	$(146.5)	$54.8	$(21.6)	$76.4	(353.7)%
Number of properties	61	61			3		—				64
Square feet	11.5	11.5			0.6		—				12.1
Core Occupancy % (b)	87.6%	89.0%			56.4%
Other Income (Expense):
Interest and investment income											3.8	1.7	2.1	123.5%
Interest expense											(116.3)	(95.5)	(20.8)	21.8%
Interest expense — Deferred financing costs											(5.0)	(4.4)	(0.6)	13.6%
Equity in loss of unconsolidated real estate ventures											(191.6)	(77.9)	(113.7)	146.0%
Net gain on real estate venture transactions											56.8	0.2	56.6	28,300.0%
Gain on early extinguishment of debt											1.0	0.2	0.8	400.0%
Income tax provision											—	(0.1)	0.1	(100.0)%
Net loss											$(196.5)	$(197.4)	$0.9	(0.5)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(1.14)	$(1.15)	$0.01	(0.9)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio decreased $(10.6) million primarily as a result of the following:
•$6.6 million decrease due to the sales of 200 North Radnor Chester Road, Radnor, PA and 8521 Leesburg Pike, Vienna, VA in the fourth quarter of 2023 and Three Barton Skyway, Austin, TX in the third quarter of 2023;
•$3.3 million decrease due to the sale of five Class B office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$2.5 million decrease due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in the third quarter of 2023; and
•$7.3 million increase relate Recently Completed/Acquired Properties which comprise 250 King of Prussia Road, Radnor, PA, 155 King of Prussia Road, Radnor, PA and 2340 Dulles Corner Boulevard, Herndon VA.

The remaining $5.5 million decrease in Rents is primarily due to increase vacancies across our Same Store Property Portfolio.

Depreciation and Amortization
Depreciation and amortization expense decreased primarily as a result of the following:
•$5.6 million decrease related to the reduction in the cost basis of assets as a result of the provision for impairment recorded on two properties in the Metropolitan Washington, D.C. area within our Other segment in 2023;
•$4.0 million decrease related to accelerated depreciation on tenant improvements due to the early termination of a single tenant occupant at a property in our Austin, Texas segment in 2023;
•$2.9 million decrease related to the sales of three properties in 2023;
•$2.0 million decrease due to the sale of five Class B office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024; and
•$3.0 million increase due to the placement into service of our Recently Completed/Acquired Properties.
General & Administrative Expenses
General and Administrative Expenses increase is primarily as a result of increased deferred compensation expenses.
Provision for Impairment
During the fourth quarter of 2024, we recognized a provision for impairment of $17.3 million on two office properties sold during the fourth quarter of 2024 located in our Austin, Texas segment. During the third quarter of 2024, we recognized a provision for impairment of $3.8 million on six properties sold during the third quarter of 2024, five of which were located in our Pennsylvania Suburbs segment and one of which was located in our Other segment. In addition, during the third quarter of 2024, we recognized a provision for impairment of $23.5 million on one property in our Other segment. The estimated fair value for this property was based upon a purchase and sale agreement pending as of September 30, 2024. The purchase and sale agreement was terminated during the fourth quarter of 2024 and the property currently remains in our portfolio.
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
Net Gain on Disposition of Real Estate
The $2.3 million gain on disposition of real estate for 2024 is due to the sale of a parking lot property in Richmond, VA for a gross sales price of $8.5 million and net cash proceeds of $8.3 million.
The $7.7 million gain on disposition of real estate for 2023 is due to the sale of a retail building located at 200 North Radnor Chester Road, Radnor, PA for a gross sales price of $14.2 million and net cash proceeds of $13.8 million.
Interest Expense
Interest expense increased primarily due to our issuance of $400 million aggregate principal amount of 2029 Notes in April 2024, partially offset by the tender offer and redemption of our $350 million 4.10% Guaranteed Notes due 2024 in June 2024. Additionally, interest expense increased during the third quarter of 2023 when Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 2028 Notes increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.

Equity in Loss of Unconsolidated Real Estate Ventures
Equity in loss of real estate ventures increased primarily due to our recognition of an impairment charge on the properties in our Commerce Square Venture and JBG Venture. Additionally, the increased losses from our unconsolidated real estate ventures are due to higher interest rates on the ventures’ outstanding indebtedness. See Note 4 “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.
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

As of December 31, 2024, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2025 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2024, we were in compliance with all of our debt covenants and requirement obligations.
On January 19, 2023, we closed on a term loan secured by seven operating properties with an aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility matures on February 6, 2028. We used the net proceeds from the Secured Facility for general corporate purposes, including to reduce outstanding borrowings under our unsecured credit facility. See Note 8 “Debt Obligations,” for further information.
On March 1, 2023, we closed on an unsecured term loan with a principal amount of $70.0 million (the “Unsecured Term Loan”). The Unsecured Term Loan has a scheduled maturity date of February 28, 2024 with an option to extend for twelve months and bears interest at Daily Simple SOFR plus 1.75% with a 0.10% SOFR adjustment. The Company exercised its option to extend the Facility for an additional twelve months on January 24, 2024. See Note 8 “Debt Obligations,” for further information.
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
As of December 31, 2024, our senior unsecured credit ratings and outlook were as follows:

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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of December 31, 2024, amounted to $1,948.6 million. The Operating Partnership’s secured debt obligations as of December 31, 2024 amounted to $277.7 million.
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
See Note 12 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our unsecured credit facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Liquidity
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the year ended December 31, 2024 we completed the sales of the Plymouth Meeting Executive Center, comprised of five office properties totaling a 521,288 square feet located in Plymouth Meeting, PA for a gross sales price of $65.5 million, One and Two Barton, comprised of two office properties totaling 390,963 square feet in Austin, TX for a gross sales price of $107.6 million, 55 US Avenue, 11.0 Acres of land located in Gibbsboro, NJ for a gross sales price of $6.5 million, and Dabney Land Westwood, 11.0 Acres parking lot in Richmond VA for a gross sales price of $8.5 million.
As of December 31, 2024, we had $90.2 million of cash and cash equivalents and $560.8 million of available borrowings under our unsecured credit facility, net of $39.2 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2025 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2024 and 2023, we maintained cash and cash equivalents and restricted cash of $96.2 million and $67.5 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
Activity	2024	2023	(Decrease) Increase
Operating	$181,125	$177,273	$3,852
Investing	(120,185)	(174,912)	54,727
Financing	(32,297)	46,786	(79,083)
Net cash flows	$28,643	$49,147	$(20,504)
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The increase in operating cash flows is primarily due to the decrease in average occupancy in 2024 compared to 2023.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the year ended December 31, 2024, when compared to the year ended December 31, 2023, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$7,747
Capital expenditures and capitalized interest	26,700
Capital improvements/acquisition deposits/leasing costs	(3,481)
Joint venture investments	(108,105)
Proceeds from the sale of properties	79,063
Capital distributions from unconsolidated real estate ventures	52,803
Decrease in net cash used in investing activities	$54,727
We generally fund our investment activity through the sale of real estate, property-level financing, credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2024, when compared to the year ended December 31, 2023, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$76,087
Repayments of debt obligations	(172,395)
Redemption of limited partnership units	5
Debt financing costs paid	(1,963)
Dividends and distributions paid	19,840
Other financing activities	(657)
Increase in net cash used in financing activities	$(79,083)

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,123,610	$1,985,000
Variable rate - unhedged (b) (c)	102,734	162,434
Total	$2,226,344	$2,147,434
Percent of Total Debt:
Fixed rate	95.4%	92.4%
Variable rate - unhedged	4.6%	7.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.2%	5.1%
Variable rate - unhedged	6.5%	7.1%
Total	6.2%	5.2%
Weighted-average maturity in years:
Fixed rate	3.8	3.8
Variable rate - unhedged	0.6	6.3
Total	3.7	4.0
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate. At December 31, 2024, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2024 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2025	$70,000	6.3%
2026	32,734	7.1%
2027	700,000	4.5%
2028	595,000	7.4%
2029	750,000	6.8%
2030	—	—%
2031	—	—%
2032	—	—%
2033	—	—%
2034	—	—%
Thereafter	78,610	5.2%
Totals	$2,226,344	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of December 31, 2024.
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Credit Facility, indenture and other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2024, the Parent Company paid dividends in excess of the 90% criterion. See Note 12 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter of 2024.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of December 31, 2024, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
While we have experienced increased inflation, our Same Store Property Portfolio operating margins remained consistent at 63.1% for the twelve months ended December 31, 2024 and 2023, respectively, primarily due to the expense reimbursement provisions noted above. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 52.7% and 52.9% for the twelve months ended December 31, 2024 and 2023, respectively.
Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 19 “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2024, had $5.2 million of future contractual obligations. We are also committed to making additional contributions under the program. We estimate that, as of December 31, 2024, these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million. See Note 19 “Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
We have committed to contribute $15.0 million to a newly-formed venture capital fund that invests in early-stage life science companies. As of December 31, 2024 we had funded $2.7 million of the foregoing commitment.
As part of our September 2004 acquisition of a portfolio of properties (which we refer to as the “TRC acquisition”), we acquired our interest in Two Logan Square, a 708,844 square foot office building in Philadelphia, Pennsylvania primarily through ownership of a second and third mortgage secured by this property. This property is consolidated, as the borrower is a VIE and we, through our ownership of the second and third mortgages, are the primary beneficiary. On October 21, 2020, we also acquired the $79.8 million first mortgage on the property from the third-party mortgage lender pursuant to an agreement with certain of the former owners. Under the agreement, we have agreed to not take title to Two Logan until the earlier of June 2026 or the occurrence of certain events related to the ownership interests of certain former owners. If we were to sell the restricted property before the expiration of the restricted period in a non-exempt transaction, we may be required to make significant payments to certain of the former owners of Two Logan Square on account of tax liabilities attributed to them. Additionally, we will be required to pay these certain former owners an amount estimated at approximately

$0.6 million to redeem their residual interest in the fee owner of this property. The $0.6 million payment is included within “Other liabilities” on the consolidated balance sheets.
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
In addition, during construction undertaken by real estate ventures we have provided, and expect to continue to provide, cost overrun, and completion guarantees, with rights of contribution among partners in ventures, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements. See Note 19 “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on the behalf of real estate ventures.

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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2024, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,550.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million Credit Facility with no outstanding borrowings, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million, (v) a construction loan for the property at 155 King of Prussia Road with an outstanding balance of $32.7 million and (v) two unsecured term loans of $250.0 million and $70.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2024, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,537.2 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $15.4 million at December 31, 2024.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $431.3 million as of December 31, 2024. The total fair value of our variable rate debt was approximately $403.9 million at December 31, 2024. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $10.9 million at December 31, 2024. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $11.5 million at December 31, 2024.
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
The following table presents a reconciliation of net income attributable to common unitholders to FFO for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(197,670)	$(197,948)
Add (deduct):
Amount allocated to unvested restricted unitholders	1,178	567
Net gain on real estate venture transactions	(63,696)	(181)
Net gain on disposition of real estate	(2,297)	(7,736)
Provision for impairment	44,101	131,573
Company's share of impairment of an unconsolidated real estate venture	147,184	37,175
Depreciation and amortization:
Real property	154,945	159,213
Leasing costs including acquired intangibles	19,746	26,131
Company’s share of unconsolidated real estate ventures	47,013	50,565
Partners’ share of consolidated real estate ventures	(9)	(20)
Funds from operations	$150,495	$199,339
Funds from operations allocable to unvested restricted shareholders	(1,624)	(1,043)
Funds from operations available to common share and unit holders (FFO)	$148,871	$198,296
Weighted-average shares/units outstanding — basic (a)	173,042,591	172,475,645
Weighted-average shares/units outstanding — fully diluted (a)	175,969,844	173,046,299
(a)Includes common shares and partnership units outstanding through the years ended December 31, 2024 and December 31, 2023, respectively.
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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Item 9B.    Other Information
During the three months ended December 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2024, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Insider trading policies and procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
Incorporation by Reference

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2025 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2025 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2025 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2025 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2025 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust) (PCAOB ID No. 238)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.) (PCAOB ID No. 238)	F-4

Glossary	F-5
Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-8

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-9

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	F-10

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2024, 2023 and 2022	F-9

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-10

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-12

Consolidated Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022	F-13

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024, 2023 and 2022	F-14

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2024, 2023 and 2022	F-15

Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022	F-16

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-18

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2024, 2023 and 2022	F-58

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2024 with reconciliations for the years ended December 31, 2024, 2023 and 2022
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

4.2	Form of 4.550% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.3	Form of 3.950% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.4	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference)
4.5	Form of 7.550% Guaranteed Notes due 2028 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 13, 2022 and incorporated herein by reference)
4.6	Form of 8.875% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on April 12, 2024 and incorporated herein by reference)
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

10.17	Form of 2023-2025 Performance Share Unit Award** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)
10.18	2023-2025 Performance Share Unit Program ** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)
10.19
Form of 2023 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

10.20
Form of Change in Control Agreement with Executive Officers (Johnstone, Neuman and Redd)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

10.21
Brandywine Realty Trust 2023 Long-Term Incentive Plan** (previously filed as Appendix B to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on March 31, 2023 and incorporated herein by reference)

10.22
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)

10.23	Form of 2024 Restricted Stock Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)
14.1
Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

19.1	Brandywine Realty Trust Insider Trading Policy (filed herewith)
21	List of subsidiaries (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P. (filed herewith)
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
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
32.3
Certification of the Chief Executive Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.4
Certification of the Chief Financial Officer of Brandywine Realty Trust, in its capacity as the general partner of Brandywine Operating Partnership, L.P., pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

97.1
Brandywine Realty Trust Dodd-Frank Clawback Policy, effective October 2, 2023 (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2023 and incorporated herein by reference)

99.1	Material Federal Income Tax Considerations (filed herewith)
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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
Date: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Diggs	Chairman of the Board and Trustee	February 26, 2025
James C. Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2025
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 26, 2025
Reginald DesRoches

/s/ Joan Lau	Trustee	February 26, 2025
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 26, 2025
Charles P. Pizzi

/s/ H. Richard Haverstick, Jr.	Trustee	February 26, 2025
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
Date: February 26, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Diggs	Chairman of the Board and Trustee	February 26, 2025
James Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 26, 2025
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2025
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 26, 2025
Reginald DesRoches

/s/ Joan Lau	Trustee	February 26, 2025
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 26, 2025
Charles P. Pizzi

/s/ H. Richard Haverstick, Jr.	Trustee	February 26, 2025
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm

To the Board of Trustees and Shareholders of Brandywine Realty Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of beneficiaries’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures

As described in Notes 2, 3 and 4 to the consolidated financial statements, as of December 31, 2024, the Company’s gross carrying value of real estate investments - operating properties was $3,374.8 million and its investment in unconsolidated real estate ventures was $570.5 million. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. As disclosed by management, if the recoverability assessment indicates that the carrying value of a real estate investment is not recoverable from estimated undiscounted future cash flows, it is written down to its estimated fair value and an impairment is recognized. Real estate investment fair values are estimated based on agreements with third parties, discounted cash flows, or comparable sales. During 2024, management recorded an impairment loss of $44.7 million related to real estate investments, and management estimated the fair value of its impaired properties and the related impairment losses based upon purchase and sales agreements. Additionally, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures at least quarterly. If indicators of impairment are present, management calculates the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models, sales comparison approach, or transactions with third parties. During 2024, management recognized an other than temporary impairment related to an investment in unconsolidated real estate ventures of $8.4 million, and management estimated the fair value of its impaired investment based on a completed transaction.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are (i) the significant judgment by management when assessing the real estate investments and investments in unconsolidated real estate ventures for potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s (a) significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and (b) identification of indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the

Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, (i) testing management’s process for assessing the real estate investments and investments in unconsolidated real estate ventures for potential impairment, including developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and identifying indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired, (ii) evaluating the reasonableness of management’s significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, (iii) evaluating the appropriateness of the method used in developing the estimated undiscounted future cash flows, and (iv) testing the completeness and accuracy of data used in the developing the estimated undiscounted future cash flows. Evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indicators of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2025

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm
To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income, of partners’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Impairment Assessments of Real Estate Investments and Investments in Unconsolidated Real Estate Ventures

As described in Notes 2, 3 and 4 to the consolidated financial statements, as of December 31, 2024, the Partnership’s gross carrying value of real estate investments - operating properties was $3,374.8 million and its investment in unconsolidated real estate ventures was $570.5 million. Management reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets. Estimated future cash flows used in such analysis are based on management’s plans for the real estate investment and its views of market economic conditions. The estimates consider assumptions, including but not limited to, market rental rates, capitalization rates, and recent sales data for comparable real estate investments. As disclosed by management, if the recoverability assessment indicates that the carrying value of a real estate investment is not recoverable from estimated undiscounted future cash flows, it is written down to its estimated fair value and an impairment is recognized. Real estate investment fair values are estimated based on agreements with third parties, discounted cash flows, or comparable sales. During 2024, management recorded an impairment loss of $44.7 million related to real estate investments, and management estimated the fair value of its impaired properties and the related impairment losses based upon purchase and sales agreements. Additionally, management assesses whether there are any other than temporary impairment indicators of the Partnership’s investments in unconsolidated real estate ventures at least quarterly. If indicators of impairment are present, management calculates the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment in an unconsolidated real estate venture, as estimated by management, is less than the carrying value and the decline is other than temporary. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models, sales comparison approach, or transactions with third parties. During 2024, management recognized an other than temporary impairment related to an investment in unconsolidated real estate ventures of $8.4 million, and management estimated the fair value of its impaired investment based on a completed transaction.

The principal considerations for our determination that performing procedures relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures is a critical audit matter are (i) the significant judgment by management when assessing the real estate investments and investments in unconsolidated real estate ventures for potential impairment and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s (a) significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and (b) identification of indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of real estate investments and investments in unconsolidated real estate ventures, including controls over management’s estimated undiscounted future cash flows expected to be generated by real estate investments and management’s identification of any indicators that the value of the

Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired. These procedures also included, among others, (i) testing management’s process for assessing the real estate investments and investments in unconsolidated real estate ventures for potential impairment, including developing the estimated undiscounted future cash flows expected to be generated by the real estate investments and identifying indicators that the value of the Partnership’s investments in unconsolidated real estate ventures may be other than temporarily impaired, (ii) evaluating the reasonableness of management’s significant assumptions related to market rental rates and capitalization rates used in developing the estimated undiscounted future cash flows expected to be generated by the real estate investments, (iii) evaluating the appropriateness of the method used in developing the estimated undiscounted future cash flows, and (iv) testing the completeness and accuracy of data used in the developing the estimated undiscounted future cash flows. Evaluating the reasonableness of the significant assumptions related to market rental rates and capitalization rates involved considering past performance of the asset and whether the assumptions were consistent with evidence obtained in other areas of the audit. Evaluating management’s assessment of indicators of other than temporary impairment in investments in unconsolidated real estate ventures involved considering whether any market economic conditions, past performance of the asset, or evidence obtained in other areas of the audit may be indicative of other than temporary impairment.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 26, 2025

We have served as the Partnership’s auditor since 2003.

Glossary
Defined terms used in this Report:

Average annual rent
Represents total initial contractual rental rate under the applicable leases (as impacted by free rent periods) plus contractual fixed rent increases due under the applicable leases averaged over the total terms (without regard to extension options) of the applicable leases. For comparison purposes, the Company excludes new leases of space when the previous lease of such space ended more than 12 months prior to the signing date for the new leases.

Core Portfolio/Core Properties	Includes all wholly-owned operating properties, and excludes properties sold, held for sale, and development/redevelopment.
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

Net Operating Income (NOI)
Is a non-GAAP financial measure, which the Company defines as total property revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we report because we believe it is useful to our investors. See Note 18, “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.

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

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,374,780	$3,542,232
Accumulated depreciation	(1,171,803)	(1,131,792)
Right of use asset - operating leases, net	18,412	19,031
Operating real estate investments, net	2,221,389	2,429,471
Construction-in-progress	94,628	135,529
Land held for development	81,318	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,425,097	2,675,272
Cash and cash equivalents	90,229	58,319
Restricted cash and escrows	5,948	9,215
Accounts receivable	12,703	11,977
Accrued rent receivable, net of allowance of $909 and $2,672 as of December 31, 2024 and December 31, 2023, respectively	184,312	186,708
Investment in unconsolidated real estate ventures	570,455	601,227
Deferred costs, net	84,317	95,984
Intangible assets, net	5,505	7,694
Other assets	113,647	86,051
Total assets	$3,492,213	$3,732,447
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loans, net	$275,338	$255,671
Unsecured term loans, net	318,949	318,499
Unsecured senior notes, net	1,618,527	1,564,662
Accounts payable and accrued expenses	129,717	123,825
Distributions payable	26,256	26,017
Deferred income, gains and rent	35,414	24,248
Intangible liabilities, net	7,292	8,270
Lease liability - operating leases	23,546	23,369
Other liabilities	12,587	63,729
Total liabilities	$2,447,626	$2,408,290
Commitments and contingencies (See Note 19)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 172,665,995 and 172,097,661 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,724	1,719
Additional paid-in-capital	3,182,621	3,163,949
Deferred compensation payable in common shares	20,456	19,965
Common shares in grantor trust, 1,221,333 and 1,194,127 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	(20,456)	(19,965)
Cumulative earnings	783,499	979,406
Accumulated other comprehensive income (loss)	2,521	(668)
Cumulative distributions	(2,931,730)	(2,827,022)
Total Brandywine Realty Trust's equity	1,038,635	1,317,384
Noncontrolling interests	5,952	6,773
Total beneficiaries' equity	$1,044,587	$1,324,157
Total liabilities and beneficiaries' equity	$3,492,213	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2024	2023	2022
Revenue
Rents	$469,242	$479,849	$470,851
Third party management fees, labor reimbursement and leasing	23,742	24,417	24,132
Other	12,533	10,385	11,117
Total revenue	505,517	514,651	506,100
Operating expenses
Property operating expenses	129,890	129,885	130,209
Real estate taxes	47,726	49,974	53,645
Third party management expenses	9,714	10,088	10,547
Depreciation and amortization	178,168	188,797	177,984
General and administrative expenses	42,781	34,862	35,006
Provision for impairment	44,655	131,573	4,663
Total operating expenses	452,934	545,179	412,054
Gain on sale of real estate
Net gain on disposition of real estate	2,297	7,736	17,677
Net gain on sale of undepreciated real estate	—	1,211	8,007
Total gain on sale of real estate	2,297	8,947	25,684
Operating income (loss)	54,880	(21,581)	119,730
Other income (expense):
Interest and investment income	3,847	1,671	1,905
Interest expense	(116,306)	(95,456)	(68,764)
Interest expense - amortization of deferred financing costs	(5,000)	(4,369)	(3,091)
Equity in loss of unconsolidated real estate ventures	(191,585)	(77,915)	(22,016)
Net gain on real estate venture transactions	56,750	181	26,718
Gain (loss) on early extinguishment of debt	941	138	(435)
Net income (loss) before income taxes	(196,473)	(197,331)	54,047
Income tax provision	(14)	(72)	(55)
Net income (loss)	(196,487)	(197,403)	53,992
Net (income) loss attributable to noncontrolling interests	580	614	(168)
Net income (loss) attributable to Brandywine Realty Trust	(195,907)	(196,789)	53,824
Nonforfeitable dividends allocated to unvested restricted shareholders	(1,178)	(567)	(456)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(197,085)	$(197,356)	$53,368
Basic income (loss) per Common Share	$(1.14)	$(1.15)	$0.31
Diluted income (loss) per Common Share	$(1.14)	$(1.15)	$0.31
Basic weighted average shares outstanding	172,526,996	171,959,210	171,491,369
Diluted weighted average shares outstanding	172,526,996	171,959,210	172,325,646
The accompanying notes are an integral part of these consolidated financial statements.
F-9

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(196,487)	$(197,403)	$53,992
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	3,200	(4,579)	5,371
Amortization of interest rate contracts (1)	—	—	564
Total comprehensive income (loss)	3,200	(4,579)	5,935
Comprehensive income (loss)	(193,287)	(201,982)	59,927
Comprehensive (income) loss attributable to noncontrolling interest	569	628	(186)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(192,718)	$(201,354)	$59,741
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statements of Operations.

The accompanying notes are an integral part of these consolidated financial statements.

F-10

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2024, 2023 and 2022
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2021	171,126,257	1,169,703	$1,712	$3,146,786	$18,491	$(18,491)	$1,122,372	$(2,020)	$(2,578,583)	$10,952	$1,701,219
Net income							53,824			168	53,992
Other comprehensive income								5,917		18	5,935
Redemption of LP Units										(4,006)	(4,006)
Share-based compensation activity	469,529	85,384	4	7,714							7,718
Share Issuance from/(to) Deferred Compensation Plan	(25,979)	(75,444)		(312)	1,110	(1,110)					(312)
Reallocation of Noncontrolling interest				(959)			(1)			959	(1)
Distributions declared ($0.76 per share)									(130,822)	(389)	(131,211)
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(196,789)			(614)	(197,403)
Other comprehensive loss								(4,565)		(14)	(4,579)
Share-based compensation activity	545,544	76,505	3	10,877							10,880
Share Issuance from/(to) Deferred Compensation Plan	(17,690)	(62,021)		(108)	364	(364)					(108)
Reallocation of Noncontrolling interest				(49)						49	—
Distributions declared ($0.68 per share)									(117,617)	(350)	(117,967)
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(195,907)			(580)	(196,487)
Other comprehensive loss								3,189		11	3,200
Share-based compensation activity	601,706	114,537	5	18,887							18,892
Share Issuance from/(to) Deferred Compensation Plan	(33,372)	(87,331)		(159)	491	(491)					(159)
Reallocation of Noncontrolling interest				(56)						56	—
Distributions declared ($0.60 per share)									(104,708)	(308)	(105,016)
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(196,487)	$(197,403)	$53,992
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178,168	188,797	177,984
Amortization of deferred financing costs	5,000	4,369	3,091
Amortization of debt discount/(premium), net	(2,421)	(1,056)	(5,254)
Amortization of stock compensation costs	16,889	9,847	8,939
Straight-line rent income	(6,015)	(9,270)	(13,631)
Amortization of acquired above (below) market leases, net	(919)	(1,256)	(2,581)
Straight-line ground rent expense	784	799	814
Net gain on real estate venture transactions	(56,750)	(181)	(26,718)
Total gain on diposition of real estate	(2,297)	(8,947)	(25,684)
Gain (loss) on early extinguishment of debt	(941)	(138)	435
Provision for impairment	44,655	131,573	4,663
Loss from unconsolidated real estate ventures, including income distributions	191,585	77,915	23,522
Income tax provision	14	72	55
Changes in assets and liabilities:
Accounts receivable	(13)	241	1,328
Other assets	(7,087)	(2,831)	(1,120)
Accounts payable and accrued expenses	953	(12,928)	5,405
Deferred income, gains and rent	13,128	(86)	1,567
Other liabilities	2,879	(2,244)	2,500
Net cash provided by operating activities	181,125	177,273	209,307
Cash flows from investing activities:
Acquisition of properties	—	(7,747)	(3,446)
Proceeds from the sale of properties	155,867	76,804	64,210
Proceeds from note receivable	—	—	44,300
Capital expenditures for tenant improvements	(72,792)	(48,939)	(86,774)
Capital expenditures for redevelopments	(18,398)	(59,984)	(87,223)
Capital expenditures for developments	(38,570)	(47,537)	(89,017)
Advances to and from the purchase of tenant assets, net of repayments	1,699	(998)	(447)
Investment in unconsolidated real estate ventures	(194,027)	(85,922)	(47,428)
Deposits for real estate	—	3,500	(4,900)
Capital distributions from unconsolidated real estate ventures	56,593	3,790	46,898
Leasing costs paid	(10,557)	(7,879)	(26,762)
Net cash used in investing activities	(120,185)	(174,912)	(190,589)
Cash flows from financing activities:
Proceeds from credit facility borrowings	201,000	215,000	478,000
Repayments of credit facility borrowings	(201,000)	(303,500)	(412,500)
Proceeds from unsecured notes	400,000	—	350,000
Repayments of unsecured notes	(339,059)	(64,164)	(296,134)
Proceeds from unsecured term loan	—	70,000	—
Proceeds from secured term loan	—	245,000	—
Proceeds from construction loan	18,911	13,824	—
Debt financing costs paid	(6,334)	(4,371)	(9,875)
Shares used for employee taxes upon vesting of share awards	(1,028)	(371)	(2,941)
Redemption of limited partnership units	—	(5)	(4,006)
Distributions paid to shareholders	(104,479)	(124,255)	(130,724)
Distributions to noncontrolling interest	(308)	(372)	(451)
Net cash provided by (used in) financing activities	(32,297)	46,786	(28,631)
Increase/(Decrease) in cash and cash equivalents and restricted cash	28,643	49,147	(9,913)
Cash and cash equivalents and restricted cash at beginning of year	67,534	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$96,177	$67,534	$18,387

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551	$27,463
Restricted cash, beginning of period	9,215	836	837
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387	$28,300

Cash and cash equivalents, end of period	$90,229	$58,319	$17,551
Restricted cash, end of period	5,948	9,215	836
Cash and cash equivalents and restricted cash, end of period	$96,177	$67,534	$18,387

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2024, 2023 and 2022 of $18,360, $16,410 and $10,517 respectively	$132,253	$107,838	$85,761
Cash paid for income taxes	571	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,256	26,017	32,792
Extinguishment of debt costs accrued in financing activities	—	—	393
Change in investment in real estate ventures as a result of deconsolidation	—	8,595	107,057
Change in operating real estate from deconsolidation of operating properties	—	(7,814)	(92,009)
Change in other assets as a result of deconsolidation of operating properties	—	—	(15,048)
Change in notes receivable from sale of properties	19,919	—	—
Change in capital expenditures financed through accounts payable at period end	5,369	(3,282)	(6,135)
Change in capital expenditures financed through retention payable at period end	(3,188)	2,715	(7,165)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2024	December 31, 2023
ASSETS
Real estate investments:
Operating properties	$3,374,780	$3,542,232
Accumulated depreciation	(1,171,803)	(1,131,792)
Right of use asset - operating leases, net	18,412	19,031
Operating real estate investments, net	2,221,389	2,429,471
Construction-in-progress	94,628	135,529
Land held for development	81,318	82,510
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,425,097	2,675,272
Cash and cash equivalents	90,229	58,319
Restricted cash and escrows	5,948	9,215
Accounts receivable	12,703	11,977
Accrued rent receivable, net of allowance of $909 and $2,672 as of December 31, 2024 and December 31, 2023, respectively	184,312	186,708
Investment in unconsolidated real estate ventures	570,455	601,227
Deferred costs, net	84,317	95,984
Intangible assets, net	5,505	7,694
Other assets	113,647	86,051
Total assets	$3,492,213	$3,732,447
LIABILITIES AND PARTNERS' EQUITY
Secured term loan, net	$275,338	$255,671
Unsecured term loan, net	318,949	318,499
Unsecured senior notes, net	1,618,527	1,564,662
Accounts payable and accrued expenses	129,717	123,825
Distributions payable	26,256	26,017
Deferred income, gains and rent	35,414	24,248
Intangible liabilities, net	7,292	8,270
Lease liability - operating leases	23,546	23,369
Other liabilities	12,587	63,729
Total liabilities	$2,447,626	$2,408,290
Commitments and contingencies (See Note 19)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	2,870	2,785
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; $172,665,995 and $172,097,661 units issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	1,036,712	1,319,572
Accumulated other comprehensive income (loss)	2,190	(1,010)
Total Brandywine Operating Partnership, L.P.'s equity	1,038,902	1,318,562
Noncontrolling interest - consolidated real estate ventures	2,815	2,810
Total partners' equity	$1,041,717	$1,321,372
Total liabilities and partners' equity	$3,492,213	$3,732,447
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2024	2023	2022
Revenue
Rents	$469,242	$479,849	$470,851
Third party management fees, labor reimbursement and leasing	23,742	24,417	24,132
Other	12,533	10,385	11,117
Total revenue	505,517	514,651	506,100
Operating expenses
Property operating expenses	129,890	129,885	130,209
Real estate taxes	47,726	49,974	53,645
Third party management expenses	9,714	10,088	10,547
Depreciation and amortization	178,168	188,797	177,984
General and administrative expenses	42,781	34,862	35,006
Provision for impairment	44,655	131,573	4,663
Total operating expenses	452,934	545,179	412,054
Gain on sale of real estate
Net gain on disposition of real estate	2,297	7,736	17,677
Net gain on sale of undepreciated real estate	—	1,211	8,007
Total gain on sale of real estate	2,297	8,947	25,684
Operating income (loss)	54,880	(21,581)	119,730
Other income (expense):
Interest and investment income	3,847	1,671	1,905
Interest expense	(116,306)	(95,456)	(68,764)
Interest expense - amortization of deferred financing costs	(5,000)	(4,369)	(3,091)
Equity in loss of unconsolidated real estate ventures	(191,585)	(77,915)	(22,016)
Net gain on real estate venture transactions	56,750	181	26,718
Gain (loss) on early extinguishment of debt	941	138	(435)
Net income (loss) before income taxes	(196,473)	(197,331)	54,047
Income tax provision	(14)	(72)	(55)
Net income (loss)	(196,487)	(197,403)	53,992
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	(5)	22	2
Net income (loss) attributable to Brandywine Operating Partnership	(196,492)	(197,381)	53,994
Nonforfeitable dividends allocated to unvested restricted unitholders	(1,178)	(567)	(456)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(197,670)	$(197,948)	$53,538
Basic loss per Common Partnership Unit	$(1.14)	$(1.15)	$0.31
Diluted loss per Common Partnership Unit	$(1.14)	$(1.15)	$0.31
Basic weighted average common partnership units outstanding	173,042,591	172,475,645	172,036,481
Diluted weighted average common partnership units outstanding	173,042,591	172,475,645	172,870,758
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(196,487)	$(197,403)	$53,992
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	3,200	(4,579)	5,371
Amortization of interest rate contracts (1)	—	—	564
Total comprehensive income (loss)	3,200	(4,579)	5,935
Comprehensive income (loss)	(193,287)	(201,982)	59,927
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	(5)	22	2
Comprehensive income (loss) attributable to Brandywine Operating Partnership	$(193,292)	$(201,960)	$59,929
(1)Amounts reclassified from comprehensive income to interest expense within the Consolidated Statement of Operations.
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2024, 2023 and 2022
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2021	171,126,257	$1,689,611	$(2,366)	$2,834	$1,690,079
Net income		53,994		(2)	53,992
Other comprehensive income			5,935		5,935
Deferred compensation obligation	(25,979)	(312)			(312)
Repurchase and retirement of LP units		(4,006)			(4,006)
Share-based compensation activity	469,529	7,718			7,718
Adjustment of redeemable partnership units to liquidation value at period end		7,555			7,555
Distributions declared to general partnership unitholders ($0.76 per unit)		(130,822)			(130,822)
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(197,381)		(22)	(197,403)
Other comprehensive loss			(4,579)		(4,579)
Deferred compensation obligation	(17,690)	(108)			(108)
Share-based compensation activity	545,544	10,880			10,880
Adjustment of redeemable partnership units to liquidation value at period end		60			60
Distributions declared to general partnership unitholders( $0.68 per unit)		(117,617)			(117,617)
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(196,492)		5	(196,487)
Other comprehensive loss			3,200		3,200
Deferred compensation obligation	(33,372)	(159)			(159)
Share-based compensation activity	601,706	18,892			18,892
Adjustment of redeemable partnership units to liquidation value at period end		(393)			(393)
Distributions declared to general partnership unitholders($0.60 per unit)		(104,708)			(104,708)
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(196,487)	$(197,403)	$53,992
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	178,168	188,797	177,984
Amortization of deferred financing costs	5,000	4,369	3,091
Amortization of debt discount/(premium), net	(2,421)	(1,056)	(5,254)
Amortization of stock compensation costs	16,889	9,847	8,939
Straight-line rent income	(6,015)	(9,270)	(13,631)
Amortization of acquired above (below) market leases, net	(919)	(1,256)	(2,581)
Straight-line ground rent expense	784	799	814
Net gain on real estate venture transactions	(56,750)	(181)	(26,718)
Total gain on diposition of real estate	(2,297)	(8,947)	(25,684)
Gain (loss) on early extinguishment of debt	(941)	(138)	435
Provision for impairment	44,655	131,573	4,663
Loss from unconsolidated real estate ventures, including income distributions	191,585	77,915	23,522
Income tax provision	14	72	55
Changes in assets and liabilities:
Accounts receivable	(13)	241	1,328
Other assets	(7,087)	(2,831)	(1,120)
Accounts payable and accrued expenses	953	(12,928)	5,405
Deferred income, gains and rent	13,128	(86)	1,567
Other liabilities	2,879	(2,244)	2,500
Net cash provided by operating activities	181,125	177,273	209,307
Cash flows from investing activities:
Acquisition of properties	—	(7,747)	(3,446)
Proceeds from the sale of properties	155,867	76,804	64,210
Proceeds from note receivable	—	—	44,300
Capital expenditures for tenant improvements	(72,792)	(48,939)	(86,774)
Capital expenditures for redevelopments	(18,398)	(59,984)	(87,223)
Capital expenditures for developments	(38,570)	(47,537)	(89,017)
Advances to and from the purchase of tenant assets, net of repayments	1,699	(998)	(447)
Investment in unconsolidated real estate ventures	(194,027)	(85,922)	(47,428)
Deposits for real estate	—	3,500	(4,900)
Capital distributions from unconsolidated real estate ventures	56,593	3,790	46,898
Leasing costs paid	(10,557)	(7,879)	(26,762)
Net cash used in investing activities	(120,185)	(174,912)	(190,589)
Cash flows from financing activities:
Proceeds from credit facility borrowings	201,000	215,000	478,000
Repayments of credit facility borrowings	(201,000)	(303,500)	(412,500)
Proceeds from unsecured notes	400,000	—	350,000
Repayments of unsecured notes	(339,059)	(64,164)	(296,134)
Proceeds from unsecured term loan	—	70,000	—
Proceeds from secured term loan	—	245,000	—
Proceeds from construction loan	18,911	13,824	—
Debt financing costs paid	(6,334)	(4,371)	(9,875)
Shares used for employee taxes upon vesting of share awards	(1,028)	(371)	(2,941)
Redemption of limited partnership units	—	(5)	(4,006)
Distributions paid to preferred and common partnership units	(104,787)	(124,627)	(131,175)
Net cash provided by (used in) financing activities	(32,297)	46,786	(28,631)
Increase/(Decrease) in cash and cash equivalents and restricted cash	28,643	49,147	(9,913)
Cash and cash equivalents and restricted cash at beginning of year	67,534	18,387	28,300
Cash and cash equivalents and restricted cash at end of period	$96,177	$67,534	$18,387

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$58,319	$17,551	$27,463
Restricted cash, beginning of period	9,215	836	837
Cash and cash equivalents and restricted cash, beginning of period	$67,534	$18,387	$28,300

Cash and cash equivalents, end of period	$90,229	$58,319	$17,551
Restricted cash, end of period	5,948	9,215	836
Cash and cash equivalents and restricted cash, end of period	$96,177	$67,534	$18,387

	Year Ended December 31,
	2024	2023	2022
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2024, 2023 and 2022 of $18,360, $16,410 and $10,517 respectively	$132,253	$107,838	$85,761
Cash paid for income taxes	571	550	902
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,256	26,017	32,792
Extinguishment of debt costs accrued in financing activities	—	—	393
Change in investment in real estate ventures as a result of deconsolidation	—	8,595	107,057
Change in operating real estate from deconsolidation of operating properties	—	(7,814)	(92,009)
Change in other assets as a result of deconsolidation of operating properties	—	—	(15,048)
Change in notes receivable from sale of properties	19,919	—	—
Change in capital expenditures financed through accounts payable at period end	5,369	(3,282)	(6,135)
Change in capital expenditures financed through retention payable at period end	(3,188)	2,715	(7,165)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the Parent “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2024, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of December 31, 2024, the Company owned and consolidated 64 properties that contained an aggregate of approximately 12.1 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) exclude properties under development or redevelopment properties, recently completed - not stabilized properties and properties held for sale. The Properties were comprised of the following as of December 31, 2024:

	Number of Properties	Rentable Square Feet
Office properties	59	11,006,099
Mixed-use properties	4	924,450
Core Properties	63	11,930,549
Recently completed - not stabilized property (a)	1	168,294
The Properties	64	12,098,843
(a)The Company reclassifies a Property from “development/redevelopment property” to “recently completed – not-stabilized property” after the date that the development or redevelopment of the Property is placed in service and prior to the time that the Property reaches at least 90% occupancy. At such time as the Property reaches at least 90% occupancy, the Company reclassifies the Property as a “Core Property.”

In addition to the Properties, as of December 31, 2024, the Company owned 130.6 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of December 31, 2024, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million square feet.
As of December 31, 2024, the Company also owned economic interests in ten unconsolidated real estate ventures (see Note 4 “Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through ten management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), BDN GC Services LLC (“BGCS”), Brandywine Cira Brokerage, LLC (“BCB”), 3025 JFK TRS, LLC (“3025TRS”), and OCS/TRS Services (“OCS”). Each of BRSCO, BMI, BPI, 3025TRS, and OCS is a taxable REIT subsidiary. BBS, BBL, BPM, BGCS, and BCB are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2024, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2024, the Management Company subsidiaries were managing properties containing an aggregate of approximately 19.4 million net rentable square feet, of which approximately 12.1 million net rentable square feet relate to Properties owned by the Company and approximately 7.3 million net rentable square feet relate to properties owned by the unconsolidated real estate ventures.

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
As of December 31, 2024 and 2023, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $37.2 million and $34.4 million, respectively, and total liabilities of $20.3 million and $21.5 million, respectively.
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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2024 and 2023, respectively. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

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
Impairment of Land Held for Development
When demand for build-to-suit properties declines and the ability to sell land held for development deteriorates, or other market factors indicate possible impairment in the recoverability of land held for development, the land held for development is reviewed for impairment by comparing its fair value to its carrying value. If the estimated sales value is less than the carrying value, the carrying value is written down to its estimated fair value. Estimated fair value is generally determined using a market valuation approach, comparing the subject property to recent comparable market transactions in a similar location; or using estimated cash flows.

Assets Held for Sale
The Company generally reclassifies assets to held for sale when the transaction has been approved by its Board of Trustees, or by officers vested with authority to approve the transaction, and there are no known significant contingencies relating to the sale of the real estate investment within one year of the consideration date and the consummation of the transaction is otherwise considered probable. When a real estate investment is reclassified as held for sale, the Company stops depreciating the real estate investment and estimates the real estate investment’s fair value, net of selling costs. If the determination is made that the estimated fair value, net of selling costs, is less than the net carrying value of the real estate investment, an impairment is recognized, reducing the net carrying value of the real estate investment to estimated fair value less selling costs. For periods in which a real estate investment is classified as held for sale, the Company classifies the assets and liabilities, as applicable, of the real estate investment as held for sale on the consolidated balance sheet for such periods.
Cash and Cash Equivalents
Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company maintains cash equivalents in money market accounts with financial institutions in excess of insured limits, but believes this risk is mitigated by investing cash equivalents exclusively in or through major financial institutions. As such, available cash balances are appropriately reflected as cash and cash equivalents on the consolidated balance sheets.
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
Investments in Unconsolidated Real Estate Ventures
Under the equity method, investments in real estate ventures are recorded initially at cost and subsequently adjusted for equity in earnings, contributions, distributions, and impairments. The Company generally recognizes income and losses from the unconsolidated real estate ventures based on the venture's distribution priorities, which may be different from the Company's stated ownership percentage. For real estate ventures that are constructing assets to commence planned principal operations, the Company capitalizes interest expense to the extent that the capitalized interest is recoverable. In capitalizing interest expense, the Company uses its weighted average interest rate on its consolidated debt and its investment balance. Planned principal operations commence when the property is available to lease and at that point in time, the Company ceases capitalizing interest to its investment basis.
At least quarterly, management assesses whether there are any other than temporary impairment indicators of the Company’s investments in unconsolidated real estate ventures. If any indicators of impairment are present, management calculates the fair value of the investment in the unconsolidated real estate venture. An investment is other than temporarily impaired only if the fair value of the investment, as estimated by management, is less than the carrying value and the decline is other than temporary. To the extent that an other than temporary impairment has occurred, an impairment charge is recorded in the amount of the excess of the carrying amount of the investment over the estimated fair value. Management is required to make significant judgments about the estimated fair value of the Company's investments to determine if an impairment exists. Fair value is generally determined through income valuation approaches, including discounted cash flows and direct capitalization models, sales comparison approach, or transactions with third parties.
When the Company acquires an interest in or contributes assets to an unconsolidated real estate venture project, the difference between the Company’s cost basis in the investment and the value of the unconsolidated real estate venture or asset contributed is amortized over the life of the related assets, intangibles, and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated real estate ventures.
Deferred Costs
Certain costs incurred in connection with property leasing are capitalized as deferred leasing costs. Deferred leasing costs consist primarily of third-party and internal leasing commissions that are amortized using the straight-line method over the term of the applicable lease, which generally ranges from 1 to 16 years. Management re-evaluates the remaining useful lives of leasing costs in conjunction with changes in the applicable lease term.
Notes Receivable
The Company accounts for notes receivable on its balance sheet at amortized cost, net of allowance for loan losses. Interest income is recognized over the term of the notes receivable and is calculated based on the contractual terms of each note agreement. At inception and on a quarterly basis, management evaluates notes receivable for the current estimate of expected credit losses over the contractual term using a probability-of-default method and reports in net income (as a credit loss expense) the amount necessary to adjust the allowance for credit losses to reflect management's current estimate. Management considers performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor in its evaluation.
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
Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. As of December 31, 2024 and 2023, the Company did not have any leases classified as direct-financing or sales-type leases.
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

The Company’s leases also typically provide for tenant reimbursement of a portion of common area maintenance expenses and other operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set in the lease or to the extent that the tenant has a lease on a triple net basis. As the timing and pattern of revenue recognition is the same, rents and tenant reimbursements are treated as a combined lease component and included in the “Rents” line item within the Company's consolidated statements of operations.

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

Point of Sale Revenue
Point of sale revenue consists of parking, restaurant, and flexible stay revenue from the Company’s hotel operations. Point of sale service obligations are performed daily, and the customer obtains control of those services simultaneously as they are performed. Accordingly, point of sale revenue is recorded on an accrual basis as it is earned, coinciding with the services that are provided to the Company’s customers. Parking and flexible stay revenue is recognized within rents and restaurant income is recognized within other income on the consolidated statements of operations.
Third party management fees, labor reimbursement, and leasing
The Company performs property management services for its managed real estate ventures and third-party property owners of real estate and these services consist of: (i) leasing services, (ii) property inspections, (iii) repairs and maintenance monitoring, and (iv) financial and accounting oversight. For these services, the Company earns management fees monthly, which are based on a fixed percentage of each managed property’s financial results, and is reimbursed for the labor costs incurred by its property management employees as services are rendered to the property owners. The Company determined that control over the services is passed to its customers simultaneously as the service are performed. Accordingly, the Company recognizes management fee revenue as earned as the services are performed.
Lease commissions are earned when the Company, as a broker for a third party property owner, executes a lease agreement with a tenant. Based on the terms of the Company’s lease commission contracts with the owner, the Company's performance obligation to the owner has been completed upon execution of each lease agreement. The Company’s lease commissions are earned based on a fixed percentage of rental income generated for each executed lease agreement and there is no variable income component.

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
In applying the cost based output method of revenue recognition, the Company uses the actual costs incurred relative to the total estimated costs to determine its progress towards contract completion and to calculate the corresponding gross revenue and gross profit to recognize. For any costs that do not contribute to satisfying the Company’s performance obligations, the Company excludes such costs from its output methods of revenue recognition as the amounts are not reflective of transferring control of the outputs to the customer. The use of estimates in this calculation involves significant judgment.
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
The following is a summary of revenue earned by the Company’s reportable segments (see Note 18 “Segment Information,” for further information) during the year ended December 31, 2024 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Other	Corporate (a)	Total
Fixed rent	$158,382	$114,056	$56,620	$36,412	$(1,631)	$363,839
Variable rent	54,264	10,460	28,424	1,442	(142)	94,448
Total lease revenue	212,646	124,516	85,044	37,854	(1,773)	458,287
Amortization of deferred market rents	647	—	272	—	—	919
Daily parking & hotel flexible stay	8,727	—	956	352	1	10,036
Total rents	222,020	124,516	86,272	38,206	(1,772)	469,242
Third party management fees, labor reimbursement and leasing	158	21	603	3,769	19,191	23,742
Other income	3,808	474	333	163	7,755	12,533
Total revenue	$225,986	$125,011	$87,208	$42,138	$25,174	$505,517
(a)Corporate includes intercompany eliminations necessary to reconcile to consolidated Company totals.

The following is a summary of revenue earned by the Company’s reportable segments (see Note 18 “Segment Information,” for further information) during the year ended December 31, 2023 (in thousands):

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
The following is a summary of revenue earned by the Company’s reportable segments (see Note 18 “Segment Information,” for further information) during the year ended December 31, 2022 (in thousands):

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
The tax basis of the Parent Company’s assets was $2.9 billion and $3.0 billion for the years ended December 31, 2024 and December 31, 2023, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2024, 2023 or 2022.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2024 and December 31, 2023.
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
The tax basis of the Operating Partnership’s assets was $2.9 billion and $3.0 billion for the years ended December 31, 2024 and December 31, 2023, respectively.
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

Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the 2023 Long-Term Incentive Plan (the "2023 Plan"), which replaced the Parent Company's Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan”) and collectively with the 2023 Plan, the Incentive Plans"). The Incentive Plans are administered by the Compensation Committee of the Parent Company’s Board of Trustees (the "Compensation Committee"). Under the 2023 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted share units and performance-based restricted share units (and previously made such awards under the 1997 Plan). The Company's share-based employee compensation plan is described more fully in Note 14 “Share-Based Compensation, 401(k) Plan and Deferred Compensation.”
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The new standard requires enhanced disclosures about significant segment expenses and other segment items and requires companies to disclose all annual disclosures about segments in interim periods. The new standard also permits companies to disclose more than one measure of segment profit or loss, requires disclosure of the title and position of the Chief Operating Decision Maker, and requires companies with a single reportable segment to provide all disclosures required by Topic 280. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted and companies are required to apply the ASU retrospectively to all periods presented. The Company's adoption of the standard did not have a material impact on the Company's consolidated financial statements.
3. REAL ESTATE INVESTMENTS
As of December 31, 2024 and 2023, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2024	December 31, 2023
Land	$361,861	$394,669
Building and improvements	2,551,089	2,671,024
Tenant improvements	461,830	476,539
Total	$3,374,780	$3,542,232
Construction-in-Progress
Internal direct construction costs totaling $11.0 million in 2024, $8.9 million in 2023, and $9.3 million in 2022 and interest expense totaling $3.2 million in 2024, $5.2 million in 2023, and $4.7 million in 2022 were capitalized related to the development, redevelopment and construction of tenant improvements of certain properties and land holdings.
During the years ended December 31, 2024, 2023 and 2022, the Company’s internal direct construction costs are comprised of capitalized compensation costs. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2024	2023	2022
Development	$4,447	$4,096	$5,343
Redevelopment	738	944	1,484
Tenant Improvements	5,811	3,817	2,505
Total	$10,996	$8,857	$9,332
2024 Acquisitions

During the year ended December 31, 2024, the Company did not acquire any properties from a third party.
2023 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
165 King of Prussia Road	October 27, 2023	Radnor, PA	Land	1.1 acres	$8,550

2022 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
631 Park Avenue	January 21, 2022	King of Prussia, PA	Land	3.3 acres	$3,650
3151 Market Street (a)	April 29, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$27,349
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

Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2024, 2023 and 2022 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Plymouth Meeting Executive Center (b)(c)	September 26, 2024	Plymouth Meeting, PA	Five Office Buildings	521,288	$65,500	$—
55 US Avenue (c)(d)	September 30, 2024	Gibbsboro, NJ	Land	11.0 acres	$6,466	$—
One and Two Barton Skyway (c)	November 18, 2024	Austin, TX	Two Office Buildings	390,963	$107,900	$—
Dabney Land Westwood	December 20, 2024	Richmond, VA	Parking Lot	11.0 acres	$8,500	$2,297
Dabney East	December 27, 2023	Richmond, VA	Land	11.6 acres	$1,600	$430
Byberry	December 7, 2023	Philadelphia, PA	Land Purchase Option	50.0 acres	$9,641	$3,960
8521 Leesburg Pike (i)	December 1, 2023	Vienna, VA	Office	150,897	$11,000	$—
200 N. Radnor Chester Road	October 31, 2023	Radnor, PA	Retail	17,884	$14,200	$7,735
Three Barton Skyway (i)	August 4, 2023	Austin, TX	Office	173,302	$53,250	$—
200 Barr Harbor Drive	November 22, 2022	West Conshohocken, PA	Office	86,000	$30,500	$8,740
11501 Burnett Road (g)	July 29, 2022	Austin, TX	Land	4.7 acres	$32,513	$8,340
3151 Market Street (f)	July 14, 2022	Philadelphia, PA	Leasehold Interest	0.8 acres	$30,394	$2,583
Gibbsboro Portfolio (e)	June 28, 2022	Gibbsboro, NJ	Office/Land	42,809/4.0 acres	$4,100	$831
25 M Street (h)	April 14, 2022	Washington, D.C.	Land	0.8 acres	$29,675	$3,836
Gateway G & H	January 20, 2022	Richmond, VA	Land	10.0 acres	$1,600	$897

(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)The Company provided the purchaser with $15.5 million in seller financing which is subordinate to a first mortgage. The seller financing is subject to mandatory redemption by no later than the tenth anniversary of the closing date of the sale and is classified within “Other Assets” on the consolidated balance sheet.
(c)Recognized a provision for impairment of $21.1 million on the properties prior to the sales. The Company estimated the fair value of its impaired properties and the related impairment losses based upon purchase and sale agreements.
(d)The Company provided the purchaser with $4.4 million in seller financing, which is classified within “Other Asset” on the consolidated balance sheet.
(e)Includes $0.7 million of gain on sale of undepreciated real estate and $0.1 million of gain on disposition of real estate included within the consolidated statements of operations for the twelve months ended December 31, 2022.
(f)On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3151 Market Street Venture”). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(g)On July 29, 2022, the Company contributed a 4.7 acre parcel of land held for development at 11501 Burnet Road in Austin, Texas to a newly formed joint venture with an unaffiliated third party. The project is part of the Uptown ATX master development. The Company's combined contributed initial land investment in the project was $32.5 million and the transaction resulted in the deconsolidation of the property and formation of Brandywine

Uptown Office LLC and Brandywine One Uptown Multifamily LLC (together, “One Uptown Ventures)”). The Company recorded its investment at fair value and recognized a gain of $8.3 million in “Net gain on disposition of real estate” on the consolidated statements of operations. Gain on sale of $8.3 million is calculated as the difference between the estimated relative sales value of the contributed land and the estimated total cost allocations per block. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
(h)On September 30, 2022, the Company recognized $0.4 million of additional gain on disposition of real estate.
(i)Recognized a provision for impairment of $16.7 million on the properties prior to the sales.
3151 Market Venture
On July 14, 2022, the Company contributed 500,000 square feet of FAR relating to its 99-year prepaid leasehold interest at 3151 Market Street in Philadelphia, Pennsylvania, acquired on April 29, 2022, to a newly formed joint venture with an unaffiliated third party. The Company's initial deemed contribution in the project was $30.4 million and the transaction resulted in deconsolidation of the property and conversion of Brandywine 3151 Market, LP (formerly a wholly-owned subsidiary of the Operating Partnership) to a real estate venture (“3151 Market Street Venture”). The Company recorded its investment at fair value and recognized a gain, net of transaction costs, of $2.6 million, in “Net gain on sale of undepreciated real estate” on the consolidated statements of operations. See Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information.
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
Held for Use Impairment
For the year ended December 31, 2024, the Company recognized impairment losses totaling $23.5 million on one property in the Other segment. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon a purchase and sale agreement as of September 30, 2024 that was not completed as of December 31, 2024 due to the termination of the purchase and sale agreement.
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
Held for Sale
As of December 31, 2024 and 2023, the Company had no assets held for sale.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2024, the Company held ownership interests in ten unconsolidated real estate ventures for a net aggregate investment balance of $570.5 million. As of December 31, 2024, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 3.9 million net rentable square feet of office space; two of the real estate ventures owned 1.4 acres of land held for development; and four of the real estate ventures owned 7.5 acres of land in active development.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 20% to 84%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $7.7 million, $8.1 million and $8.2 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $2.3 million, $3.8 million and $2.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $5.0 million and $3.5 million as of December 31, 2024 and 2023, respectively.
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
The Company’s investment in the unconsolidated real estate ventures as of December 31, 2024 and 2023, and the Company’s share of the unconsolidated real estate ventures’ income (loss) for the years ended December 31, 2024, 2023, and 2022 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's unconsolidated real estate venture Income (Loss)			Unconsolidated Real Estate Venture Debt at 100%, gross
		2024	2023	2024	2023	2022	2024	2023
Office Properties
Commerce Square Venture	84% (a)	$179,061	$272,216	$(134,545)	$(18,791)	$(12,128)	$220,000	$220,000
Mid-Atlantic Office Venture	40% (a)	10,844	—	7,141	(26,448)	412	62,023	132,770
Herndon Innovation Center Metro Portfolio Venture, LLC (f)	15%	—	3,518	—	(11,854)	(536)	—	233,443
MAP Venture (b)	5%	—	(48,733)	(6,541)	(10,580)	(8,340)	—	179,842
Cira Square	20%	42,969	25,242	(1,648)	(2,474)	(985)	160,000	257,700
KB JV (e)	50%	42	—	986	—	—	—	—
Other
4040 Wilson Venture (c) (d)	50%	—	29,419	(10,618)	(2,536)	(1,211)	—	145,000
1919 Venture (g)	50%	—	—	—	—	1,392	—	—
One Uptown - Multifamily (c)	50%	29,818	32,124	(3,800)	—	—	72,197	40,270
Development Properties
3025 JFK Venture (c)	64%	61,379	62,034	(19,271)	(4,456)	(35)	173,754	152,032
JBG - 51 N Street (c)	70%	8,209	21,150	(13,397)	(435)	(382)	—	—
JBG - 1250 First Street Office (c)	70%	8,531	17,843	(9,586)	(269)	(195)	—	—
3151 Market Street Venture (c)	76%	168,925	90,645	(105)	(72)	(8)	—	—
One Uptown - Office (c)	62%	60,677	47,036	(201)	—	—	69,047	51,701
		$570,455	$552,494	$(191,585)	$(77,915)	$(22,016)	$757,021	$1,412,758

(a)Ownership percentage represents the Company’s combined interest including preferred and common equity holdings. See “Commerce Square Venture” and “Mid-Atlantic Office JV” sections below for more information.
(b)Included within “Other Liabilities” on the consolidated balance sheet.
(c)This entity is a VIE.
(d)On December 20, 2024, the Company sold its interest in the 4040 Wilson Venture. See “4040 Wilson Venture” section for more information on the disposal.

(e)On December 20, 2024 KB JV sold its entire 14 industrial/flex building portfolio out of the KB JV. See "KB JV" section for more information on the disposal.
(f)As of December 31, 2024, the Company has no further investments in Herndon Innovation Center. See “Herndon Innovation Center Metro Portfolio Venture, LLC” section for more information on the divestiture.
(g)On November 30, 2022, the Company sold its interest in 1919 Venture. See “1919 Venture” sections for more information on the disposal.

The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024 (b)	December 31, 2023
Net property	$1,641,085	$2,339,921
Other assets	238,406	534,658
Other liabilities	107,801	443,536
Debt, net	752,325	1,407,858
Equity (a)	1,019,365	1,023,185
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the twelve-month periods ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2024 (b)	2023	2022
Revenue	$157,361	$232,895	$244,981
Operating expenses	(79,093)	(122,181)	(124,608)
Interest expense, net	(58,785)	(78,909)	(49,007)
Depreciation and amortization	(70,536)	(100,205)	(103,378)
Provision for impairment	(148,347)	—	—
Net loss	$(199,400)	$(68,400)	$(32,012)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(183,141)	$(39,637)	$(21,594)
Other-than-temporary impairment (a)	(8,378)	(37,176)	—
Basis adjustments and other	(66)	(1,102)	(422)
Equity in loss of unconsolidated real estate ventures	$(191,585)	$(77,915)	$(22,016)
(a)Represents other-than-temporary impairment on investment in unconsolidated joint venture due to a decline in fair value below the carrying value of our investments in the unconsolidated joint venture for the years ended December 31, 2024 and 2023.
(b)Excludes amounts related to the Herndon Innovation Center Metro Portfolio Venture, LLC and the New MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Herndon Innovation Center Metro Portfolio Venture, LLC after March 31, 2024 and the New MAP Venture after June 30, 2024.

As of December 31, 2024, the aggregate principal payments of the unconsolidated real estate ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2025	$—
2026	173,754
2027	141,244
2028	220,000
2029	222,023
Thereafter	—
Total principal payments	757,021
Net deferred financing costs	(4,696)
Outstanding indebtedness	$752,325
One Uptown Ventures
On December 1, 2021, the Company established the One Uptown Ventures, two unconsolidated real estate ventures, with affiliates of Canyon Partners Real Estate to develop “One Uptown,” a $345.6 million mixed-use project in Austin, Texas. One Uptown has been designed as a 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the “office” joint venture) and 341 apartment residences and a public park (through the “multifamily” joint venture) and a six-story parking garage to be shared by the two unconsolidated real estate ventures. At the time of formation of the ventures, the Company's partner in each venture agreed, subject to closing of the applicable construction loans, to fund approximately $64.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two ventures, with the Company retaining a 50% common equity interest in each. Under the terms of each of the venture agreements, the venture partner had no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. The absence of this obligation prevented Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office venture closed on a $121.7 million construction loan which bears interest at Secured Overnight Offering Rate (“SOFR”) plus 3.00% and the multifamily venture closed on an $85.0 million construction loan, which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans have original maturity dates in July 2026 with a one year option to extend. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balances of the $121.7 million and $85 million construction loans, respectively. The Company subsequently recognized the formation of the ventures and deconsolidated the projects upon the closing of the loans.
The Company has determined that the each of the One Uptown Ventures is a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the One Uptown Ventures. Based upon each member's shared power over the activities of the One Uptown Ventures under the operating and related agreements, the One Uptown Ventures are accounted for under the equity method of accounting.
During the twelve months ended December 31, 2024, the Company contributed $11.1 million to the One Uptown - Office Venture, increasing the Company's aggregate investment balance to $60.7 million at December 31, 2024 and increasing the Company's equity ownership from 57% to 62%. The contribution was used to pay interest on the One Uptown - Office Venture construction loan and arose from higher than budgeted interest carry costs. The One Uptown - Office Venture was substantially complete in the first quarter of 2024. The Company expects to place the One Uptown - Office Venture into service in the first quarter of 2025.
During the twelve months ended December 31, 2024, the Company contributed $0.0 million to the One Uptown - Multifamily Venture. The One Uptown - Multifamily Venture was substantially complete and placed into service in the third quarter of 2024.
3151 Market Street Venture
On July 14, 2022, the Company formed an unconsolidated real estate venture, with an unaffiliated third party, to develop a life science/office building containing approximately 417,000 rentable square feet under a long-term ground lease located at 3151 Market Street in Philadelphia, Pennsylvania. The estimated project cost is approximately $317 million, and the joint venture partner has funded approximately $49.9 million of the project costs in exchange for a 35% preferred equity interest in the venture.
The Company has determined that the 3151 Market Street Venture is VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3151 Market Street Venture. Based upon each member's shared power over the activities of the 3151 Market Street Venture under the operating and related agreements, the 3151 Market Street Venture is accounted for under the equity method of accounting.
During the twelve months ended December 31, 2024, the Company contributed $71.2 million to the 3151 Market Street Venture, increasing the Company's aggregate investment balance to $168.9 million at December 31, 2024 and increasing the Company's equity ownership from 64% to 76%. The 3151 Market Street Venture was substantially completed in the fourth quarter of 2024. The Company expects to place the 3151 Market Street Venture into service in the fourth quarter of 2025.
Cira Square Venture
On March 17, 2022, the Company formed an unconsolidated real estate venture, Cira Square REIT, LLC (“Cira Square Venture”), for the purpose of acquiring Cira Square, an office property located at 2970 Market Street in Philadelphia, Pennsylvania containing 862,692 rentable square feet for a gross purchase price of $383.0 million. The Company owns a 20% equity interest in Cira Square Venture and provided an initial capital contribution of $28.6 million on the closing date.
Upon its formation, the Cira Square Venture obtained a $257.7 million non-recourse mortgage loan to fund a portion of the costs to acquire Cira Square. This mortgage loan bore interest at 3.50% over one-month term SOFR per annum, and matured on April 1, 2024. On April 1, 2024, the Cira Square Venture received an extension of the maturity date to July 1, 2024. On May 6, 2024, the Cira Square Venture refinanced the loan through proceeds of a new $160.0 million non-recourse mortgage loan and a capital contribution by the Company and its partner in the aggregate amount of $96.9 million (of which the Company's share was $19.4 million). The new mortgage loan bears interest at 8.817% per annum and matures in June 2029. At December 31, 2024, the Company's investment balance in the Cira Square Venture was $43.0 million.
4040 Wilson Venture
The 4040 Wilson LLC Venture (“4040 Wilson Venture”) consisted of one property containing an aggregate of 225,000 square feet of office/retail and 250 apartment units, located in the Metropolitan Washington, D.C. segment. The Company and its partner each owned a 50% interest in the 4040 Wilson Venture.
During the quarter ended September 30, 2024, our partner elected to acquire our 50% ownership interest in the 4040 Wilson Venture based on an agreed upon property value of $190.5 million. As a result, the Company recognized an other than temporary impairment loss on its investment in this unconsolidated venture of $8.4 million. The Company estimated the fair value of its impaired investment based on the completed transaction.
On December 24, 2024, we sold our 50% interest in the 4040 Wilson Venture for $95.3 million (based on the $190.5 million property value).
3025 JFK Venture
On February 2, 2021, the Company contributed its investment in a 99-year prepaid leasehold interest in a one-acre land parcel held for development at 3025 JFK Boulevard in Philadelphia, Pennsylvania to the 3025 JFK Venture. The Company's initial investment in this unconsolidated real estate venture at February 2, 2021 was $34.8 million. The real estate venture was formed to develop a 428,000 square foot mixed-use building at property under the long-term ground lease. The estimated project cost is approximately $320.1 million, and the joint venture partner has funded approximately $45.2 million of the project costs in exchange for a 45% preferred equity interest in the venture.
On July 23, 2021, the 3025 JFK Venture closed on a $186.7 million construction loan, which bears interest at 3.50% plus LIBOR (subject to a LIBOR floor of 0.25%) per annum and matures in July 2025. During the twelve months ended December 31, 2024, the Company contributed an additional $17.5 million to the 3025 JFK Venture, and as a result, the Company's common equity ownership increased to 64%. Utilizing the proceeds from the contribution, the 3025 JFK Venture entered into an interest rate cap agreement to help mitigate the interest rate volatility associated with the variable interest rate on the 3025 JFK Venture's construction loan, which is scheduled to mature in July 2025 with a one year option to extend. The interest rate cap has an initial notional value of $148.0 million which has accreted up to $187.0 million following the projected draw schedule. The strike rate of the interest rate cap is 3.00% and the stated interest rate of the construction loan is SOFR + 3.6%. With the interest rate cap in-place, the maximum interest rate due by the 3025 JFK Venture is 6.60%.
The Company has determined that the 3025 JFK Venture is a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3025 JFK Venture. Based upon each member’s shared power over the activities of 3025 JFK Venture under the operating and related agreements, and the Company’s lack of control over the 3025 JFK Venture, the 3025 JFK Venture is accounted for under the equity method of accounting. The 3025 JFK Venture was substantially complete in the fourth quarter of 2023 and placed into service in the fourth quarter of 2024.
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet, nine of which are located in the Pennsylvania suburbs segment and three located in the Company's former Metropolitan Washington, D.C. segment, to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owned approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. As of December 31, 2023, the Company's investment in the Mid-Atlantic Office JV was zero, and we discontinued applying the equity method of accounting on these assets because, at this time, we did not have any guarantees or other obligations to support this venture.
On August 9, 2024 as part of a loan restructuring for the Mid-Atlantic Office Venture which included forgiveness of $39.8 million of the venture's debt, the Company elected to fund $4.1 million to fund a portion of a lender pay down for the venture. The Company's contribution is an equity method investment in the Mid-Atlantic Office JV and the Company recorded the contribution to Investment in unconsolidated real estate ventures on the consolidated balance sheets. The Mid-Atlantic Office Venture has liquidation rights and priorities that are different from ownership percentages. As such, equity in earnings is determined using the hypothetical liquidation book value (“HLBV”) method. Income or loss is recorded based on changes in what would be received should the entity liquidate all of its assets (as valued in accordance with GAAP) and distribute the resulting proceeds based on the terms of the respective agreements. The HLBV method is a balance sheet focused approach commonly applied to equity investments where cash distribution percentages vary at different points in time and are not directly linked to an equity holder’s ownership percentage.
Commerce Square Venture
The Commerce Square Venture consists of two entities that, together, own two office properties in Philadelphia, Pennsylvania. The properties were encumbered by existing mortgages that were set to expire on April 5, 2023 and that were, following extension, refinanced on June 2, 2023 through a $220.0 million secured loan that bears an all-in fixed interest rate of 7.79% and matures in June 2028.
In connection with the refinancing, the Company contributed $46.5 million to the Commerce Square Venture in exchange for an additional 8% equity interest in the venture.
On August 26, 2024, the Company agreed to fund and subsequently funded in November 2024, an additional $23.0 million in common equity contribution to the Commerce Square Venture, the proceeds from which were used by the Commerce Square Venture to pay down the preferred equity position of the Company’s partner in the Commerce Square Venture, thereby increasing a portion of the Company’s ownership interest in the Commerce Square Venture to 84%. In connection with the Company’s funding agreement, the Commerce Square Venture recorded impairment charges of $116.5 million during the quarter ended September 30, 2024 based on the excess of the carrying value of the properties over their estimated fair value.
Herndon Innovation Center Metro Portfolio Venture, LLC
The Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”) consisted of eight properties containing an aggregate of 1,293,197 square feet, located in the Company's former Metropolitan Washington, D.C. segment. The Company and its partner owned 15% and 85% interests in the Herndon Innovation Center, respectively. The properties held by the venture were encumbered by a $233.4 million secured mortgage loan that matured on March 29, 2024 and was nonrecourse to the Company. During 2024, the Company, its partners, and the mortgage lender have transferred their interests in the Herndon Innovation Center through a deed in lieu over a portion of the assets and a seller assisted short sale over the remaining assets. As of December 31, 2024, the Company has no further investments in Herndon Innovation Center.
MAP Venture and New MAP Venture
On June 28, 2024, the Company recapitalized one of its unconsolidated real estate ventures, referred to as the “Original MAP Venture,” in which the Company had a negative investment balance of $52.2 million as of March 31, 2024 and a 50% ownership interest. Through the recapitalization, the Original MAP Venture transferred, for $26.0 million, 14 of the 57 properties in which it held ground lease interests to a newly-formed real estate venture, referred to below as the “KB JV,” owned equally between the Company and the ground lessor of the land on which all of the 57 properties are situated. The Original MAP Venture used substantially all of the proceeds it received from the transfer of the 14 properties to pay down its non-recourse mortgage loan to $154.6 million. Through the recapitalization of the MAP Venture, the Company redeemed the entire interest of its former partner in the MAP Venture for a nominal amount and reversed the Company’s negative investment balance to zero, resulting in a one-time, non-cash gain of $53.8 million. The non-recourse mortgage loan was amended as part of the pay-down, and, as amended, has a scheduled maturity date of March 1, 2027 (subject to mandatory pay downs as properties that remain owned by the New MAP Venture are sold), bears interest at SOFR plus 2.75% and provides the lender with a 95% entitlement to residual cash from operations and capital proceeds, if any, after the mortgage loan has been repaid and after all obligations to the ground lessor and other third parties have been satisfied. Pursuant to the amended loan, the Company has agreed to fund up to $12.0 million for tenant and capital improvements pursuant to leases that the Company, on behalf of the New MAP Venture, proposes, in its discretion, to enter into at the properties owned by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of June 30, 2024, the Company's investment in the New MAP Venture was zero, and the Company discontinued applying the equity method of accounting on the New MAP Venture. The Company has not guaranteed any of the obligations of the New MAP Venture or otherwise committed to funding any future losses.
JBG Ventures
JBG Ventures consists of 51 N 50 Patterson, Holdings, LLC Venture (“51 N Street”) and 1250 First Street Office, LLC Venture (“1250 First Street”), with the Company owning a 70.0% equity interest in each of the two ventures and JBG/DC Manager, LLC (“JBG”) owning a 30.0% equity interest in each of the two ventures. 51 N Street owns 0.9 acres of undeveloped land and 1250 First Street, owns 0.5 acres of undeveloped land.
During the year ended December 31, 2024, the JBG Ventures recorded held in use impairments in the properties of the venture based on the excess of the carrying value of the properties over their estimated fair value. Brandywine's share of the JBG Ventures impairment is approximately $22.2 million.
KB JV
On June 28, 2024 as discussed above under “MAP Venture,” the Company formed a new joint venture, KB JV, LLC (the "KB JV") which acquired leasehold interests in 14 properties from the MAP Venture for $26.0 million. The 14 properties owned by the KB JV consist of an aggregate of 641,819 net rentable square feet and are located in Richmond, Virginia. The Company owns a 50% equity interest in the KB JV and the portfolio assets are unencumbered by third party debt. In connection with the formation of KB JV, KB JV loaned $13.0 million to the Company to fund the purchase of the 14 properties. The loan from KB JV is classified as “Unsecured term loan, net” on the consolidated balance sheet. Upon sale of the properties, Kawa, as fee owner, and KB JV as leasehold owner, agreed to cause both the leasehold and fee interests in the portfolio to be sold.
On December 20, 2024 KB JV sold its entire 14 industrial/flex building portfolio totaling 643,000 square feet for $66.8 million, generating approximately $15.5 million of net proceeds to Brandywine for its 50% ownership interest after repayment of the $13.0 million loan from the KB JV.

5. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Future contractual lease payments under operating leases at December 31, 2024 are as follows (in thousands):

Year
2025	$337,848
2026	337,910
2027	315,282
2028	282,838
2029	228,722
Thereafter	837,634
Lessee Accounting
As of December 31, 2024, the Company is the lessee under six long-term ground leases classified as “operating leases” in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost (in thousands) recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2024	2023
Fixed lease cost	$2,100	$2,100
Variable lease cost	42	57
Total	$2,142	$2,157

Weighted-average remaining lease term (years)	53.3	54.0
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 5 to 60 years. Lease payments on noncancellable leases at December 31, 2024 are as follows (in thousands):

Year	Minimum Rent
2025	$1,321
2026	1,338
2027	1,355
2028	1,373
2029	1,418
Thereafter	103,646
Total lease payments	$110,451
Less: Imputed interest	86,905
Present value of operating lease liabilities	$23,546
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
6. DEFERRED COSTS
As of December 31, 2024 and 2023, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2024
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$153,557	$(70,998)	$82,559
Financing costs - Unsecured Credit Facility	4,688	(2,930)	1,758
Total	$158,245	$(73,928)	$84,317

	December 31, 2023
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$164,274	$(71,220)	$93,054
Financing costs - Unsecured Credit Facility	4,688	(1,758)	2,930
Total	$168,962	$(72,978)	$95,984
During the years ended December 31, 2024, 2023 and 2022, the Company capitalized internal direct leasing costs of $2.0 million, $1.8 million, and $3.0 million, respectively.
7. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2024 and 2023, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,363)	$5,431
Tenant relationship value	110	(57)	53
Above market leases acquired	75	(54)	21
Total intangible assets, net	$15,979	$(10,474)	$5,505

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,413	$(9,121)	$7,292

	December 31, 2023
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,281	$(16,673)	$7,608
Tenant relationship value	110	(52)	58
Above market leases acquired	75	(47)	28
Total intangible assets, net	$24,466	$(16,772)	$7,694

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$17,588	$(9,318)	$8,270
For the year ended December 31, 2024, the Company had no acceleration of its amortization of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2023, and 2022, the Company accelerated the amortization of intangible assets by approximately $0.1 million, and $0.4 million, respectively, as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2024 the Company had no acceleration of its amortization of intangible liabilities as a result of tenant move-outs. For the years ended December 31, 2023, and 2022 the Company accelerated the amortization of approximately $0.01 million, and $0.1 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2024, the Company’s annual amortization for its intangible assets/liabilities, assuming no prospective early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2025	$1,692	$842
2026	813	722
2027	570	618
2028	253	533
2029	253	533
Thereafter	1,924	4,044
Total	$5,505	$7,292

8. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023	Effective Interest Rate		Maturity Date
SECURED DEBT
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026	32,734	13,824	SOFR + 2.50%		August 2026
Principal balance outstanding	277,734	258,824
Less: deferred financing costs	(2,396)	(3,153)
Total Secured indebtedness	$275,338	$255,671

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$—	SOFR + 1.50%		June 2027	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(b)	June 2027	(a)
$70.0 million Term Loan	$70,000	$70,000	SOFR + 2.00%		February 2025	(a)
$350.0M 4.10% Guaranteed Notes due 2024	$—	$340,000	3.78%		October 2024
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	$350,000	$350,000	8.48%	(c)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$350.0M 8.88% Guaranteed Notes due 2029	$400,000	$—	8.97%		April 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(d)	March 2035
Indenture IB (Preferred Trust I)	$25,774	$25,774	SOFR + 1.51%	(d)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(d)	July 2035
Principal balance outstanding	1,948,610	1,888,610
Plus: original issue premium (discount), net	(544)	1,878
Less: deferred financing costs	(10,590)	(7,327)
Total unsecured indebtedness	$1,937,476	$1,883,161
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate. At December 31, 2024, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
(d)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
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
On April 15, 2024, the Company commenced a tender offer (the “Tender Offer”) for any and all of the outstanding $335.1 million principal amount of its 4.10% Guaranteed Notes due 2024 (the “2024 Notes”). The purchase price offered per $1,000 principal amount of 2024 Notes pursuant to the Tender Offer was determined by reference to the fixed spread for the 2024 Notes of 0 basis points plus the yield based on the bid-side price of the 4.250% U.S. Treasury due September 30, 2024. The Tender Offer expired on April19, 2024. Upon completion of the Tender Offer, on April 23, 2024, the Company issued a redemption notice to redeem any 2024 Notes that remained outstanding after the Tender Offer. On June 7, 2024, the Company redeemed the $113.4 million principal amount of the 2024 Notes at the aggregate principal amount outstanding together with accrued and unpaid interest thereon to the redemption date.
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
Unsecured Credit Facility and Unsecured Term Loan
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan was scheduled to mature on February 28, 2024. In January 2024, the Company executed its option to extend for an additional twelve months to February 28, 2025 upon customary terms and conditions. The 2023 Term Loan bears interest at Daily Simple SOFR plus 1.90% with a 0.10% SOFR adjustment per year through the maturity date and is interest-only (payable monthly) through the maturity date.
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

The Company had  no outstanding borrowings under the Revolving Credit Facility as of December 31, 2024. During the twelve months ended December 31, 2024, the weighted-average interest rate on Revolving Credit Facility borrowings was 6.74% resulting in $2.1 million of interest expense. During the twelve months ended December 31, 2023 weighted-average interest rate on Revolving Credit Facility borrowings was 5.94% resulting in $0.6 million of interest expense.
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

The Company was in compliance with all financial covenants as of December 31, 2024. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of December 31, 2024, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2025	$70,000
2026	32,734
2027	700,000
2028	595,000
2029	750,000
Thereafter	78,610
Total principal payments	2,226,344
Net unamortized premiums/(discounts)	(544)
Net deferred financing costs	(12,986)
Outstanding indebtedness	$2,212,814
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2024 and 2023, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2024 and 2023 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration.

The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,539,917	$1,537,210	$1,486,052	$1,386,621
Variable rate debt	$430,293	$403,880	$410,932	$370,665
Fixed rate debt	$242,605	$232,804	$241,847	$233,088
(a)Net of deferred financing costs of $9.5 million and $5.8 million for unsecured notes payable, $1.1 million and $1.5 million for variable rate debt and $2.4 million and $3.2 million for secured fix rate debt as of December 31, 2024 and December 31, 2023, respectively

The Company used quoted market prices as of December 31, 2024 and December 31, 2023 to value the unsecured notes payable and, as such, categorized them as Level 2.
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

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2024 and December 31, 2023. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2024. Current estimates of fair value may differ from the amounts presented herein.
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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2024 and December 31, 2023. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2024	12/31/2023				12/31/2024	12/31/2023
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.713%	November 23, 2022	June 30, 2027	$1,666	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	206	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	313	—
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.713%	November 23, 2022	June 30, 2027	$—	$(757)
				$328,610	$250,000
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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2024, 2023 and 2022.
11. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership interests in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $3.1 million and $4.1 million as of December 31, 2024 and December 31, 2023, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units are carried at fair value. The Parent Company believes that the aggregate settlement value of these interests (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $2.9 million and $2.8 million as of December 31, 2024 and December 31, 2023, respectively.
12. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(196,487)	$(196,487)	$(197,403)	$(197,403)	$53,992	$53,992
Net (income) loss attributable to noncontrolling interests	580	580	614	614	(168)	(168)
Nonforfeitable dividends allocated to unvested restricted shareholders	(1,178)	(1,178)	(567)	(567)	(456)	(456)
Net income (loss) attributable to common shareholders	$(197,085)	$(197,085)	$(197,356)	$(197,356)	$53,368	$53,368
Denominator
Weighted-average shares outstanding	172,526,996	172,526,996	171,959,210	171,959,210	171,491,369	171,491,369
Contingent securities/Share-based compensation	—	—	—	—	—	834,277
Weighted-average shares outstanding	172,526,996	172,526,996	171,959,210	171,959,210	171,491,369	172,325,646
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(1.14)	$(1.14)	$(1.15)	$(1.15)	$0.31	$0.31
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
Redeemable common limited partnership units totaling 515,595 at December 31, 2024, 515,595 at December 31, 2023 and 516,467 at December 31, 2022, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2024, 2023 and 2022, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 10, 2024, the Parent Company declared a distribution of $0.15 per common share, totaling $26.3 million, which was paid on January 23, 2025 to shareholders of record as of January 8, 2025.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the years ended December 31, 2024 and 2023, no common shares were repurchased by the Company.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2024 or December 31, 2023.

Common Share Repurchases
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the year ended December 31, 2024 and 2023, the Company did not repurchase any common shares.
13. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2024		2023		2022
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(196,487)	$(196,487)	$(197,403)	$(197,403)	$53,992	$53,992
Net (income) loss attributable to noncontrolling interests	(5)	(5)	22	22	2	2
Nonforfeitable dividends allocated to unvested restricted unitholders	(1,178)	(1,178)	(567)	(567)	(456)	(456)
Net income (loss) attributable to common unitholders	$(197,670)	$(197,670)	$(197,948)	$(197,948)	$53,538	$53,538
Denominator
Weighted-average units outstanding	173,042,591	173,042,591	172,475,645	172,475,645	172,036,481	172,036,481
Contingent securities/Share-based compensation	—	—	—	—	—	834,277
Total weighted-average units outstanding	173,042,591	173,042,591	172,475,645	172,475,645	172,036,481	172,870,758
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(1.14)	$(1.14)	$(1.15)	$(1.15)	$0.31	$0.31
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2024, 2023 and 2022, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2024 or December 31, 2023.

Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2024: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.
The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2024, 2023 and 2022, which was $5.60, $5.40 and $6.15, respectively. Class A Units of 515,595 as of December 31, 2024, 515,595 as of December 31, 2023, and 516,467 as of December 31, 2022, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 10, 2024, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.3 million, which was paid on January 23, 2025 to unitholders of record as of January 8, 2025.
Common Unit Repurchases
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the years ended December 31, 2024 and 2023, the Company did not repurchase any units.
14. SHARE-BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.9 million, $0.7 million, and $0.4 million in 2024, 2023, and 2022, respectively.
Restricted Share Unit Awards
As of December 31, 2024, 1,783,508 restricted share rights and units (“Restricted Share Units”) were outstanding under the Company's long term equity incentive plan. These Restricted Share Units vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2024 was $1.4 million and is expected to be recognized over a weighted average remaining vesting period of 1.07 years. During the years ended December 31, 2024, 2023, and 2022, the amortization related to outstanding Restricted Share Rights was $6.5 million (of which $0.9 million was capitalized), $4.7 million (of which $0.5 million was capitalized), and $4.5 million (of which $0.7 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Units is included in general and administrative expense.

The following table summarizes the Company’s Restricted Share Units activity during the year-ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2024	889,166	$8.79
Granted	1,519,393	$4.15
Vested	(542,196)	$8.33
Forfeited	(82,855)	$5.41
Non-vested at December 31, 2024	1,783,508	$5.13
On February 26, 2024, the Compensation Committee awarded to officers of the Company an aggregate of 1,251,803 Restricted Share Units, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Units prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Units, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Units granted in 2024, 2023, and 2022 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 275% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and capital markets based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 2,669,293, 925,642, and 406,179 shares may be awarded under the outperformance feature for the 2024, 2023, and 2022 awards, respectively, to those senior officers whose Restricted Share Units awards include the “outperformance feature.” As of December 31, 2024, the Company has recognized $2.1 million and $4.0 million of compensation expense related to the outperformance features for the 2022 awards and 2023 awards respectively and has not recognized any compensation expense related to the outperformance feature for the 2024 awards. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In accordance with the accounting standard for share-based compensation, the Company amortizes share-based compensation costs through the qualifying retirement dates for those grantees who meet the conditions for qualifying retirement during the scheduled vesting period and whose award agreements provide for vesting upon a qualifying retirement or qualifying retirement eligibility.
In addition, on February 26, 2024, the Compensation Committee awarded non-officer employees an aggregate of 142,320 Restricted Share Units that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
Restricted Performance Share Units Awards
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance based restricted share unit awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement varying between zero and 200% of the target amount based on the achievement of certain performance or market conditions. For 2022 and 2023 awards, the number of shares issuable is determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods (“Relative TSR”). For 2024 awards, the number of common shares issuable is determined based on the Company’s achievement of certain operating metrics during three one-year performance periods, subject to further adjustment based on Relative TSR for the three-year term of the award. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant Date
	3/3/2022	2/16/2023	2/26/2024	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2024	513,038	1,057,173	—	1,570,211
Granted	—	—	417,268	417,268
Units Vested	(9,877)	(19,484)	—	(29,361)
Units Cancelled	(17,919)	(37,802)	(41,300)	(97,021)
Non-vested at December 31, 2024	485,242	999,887	375,968	1,861,097
Measurement Period Commencement Date	1/1/2022	1/1/2023	1/1/2024
Measurement Period End Date	12/31/2024	12/31/2025	12/31/2026
Awarded	516,852	1,057,173	1,251,803
Fair Value of Units on Grant Date (in thousands)	$6,872	$7,125	$5,145
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
The target number of shares subject to 2024 RPSU awards was 1,251,803, of which 417,268 were deemed to have a grant date in 2024. The remainder of the 2024 awards will have a grant date in 2025 or 2026, when the performance conditions for those years are established by the Compensation Committee. The determination and delivery of earned shares will be accelerated in the event of a change in control or the award recipient’s death before the end of the full three-year term of the award. If the award recipient’s service ceases due to his or her qualifying retirement or disability during the term of the award, the award will remain outstanding and be earned based on actual performance for the full term of the award, subject to pro-ration based on the portion of the term actually worked. Dividend equivalents will be credited as additional RPSUs during the term of the awards, subject to the same terms and conditions as the original RPSUs.
For the year ended December 31, 2024, the Company recognized amortization of the 2024, 2023 and 2022 RPSU awards of $8.0 million, of which $1.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2023, amortization for the 2023, 2022 and 2021 RPSU awards was $6.9 million, of which $0.9 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2022, amortization for the 2022, 2021, and 2020 RPSU awards was $6.2 million, of which $1.1 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at December 31, 2024 was approximately $6.8 million and is expected to be recognized over a weighted average remaining vesting period of 1.4 years.
The Company issued 164,461 common shares on February 1, 2024 in settlement of RPSUs that had been awarded on March 5, 2021 (with a three-year measurement period ended December 31, 2023). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on January 18, 2024.
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2024 plan year is limited to the lesser of 20% of compensation or $50,000. The ESPP allows the Parent Company to make open market purchases, which reflects all purchases made under the plan to date. In addition, the number of shares separately reserved for issuance under the ESPP is 1.25 million. Employees made purchases under the ESPP of $0.4 million during the year ended December 31, 2024, $0.4 million during the year ended December 31, 2023 and $0.6 million during the year ended December 31, 2022. The Company recognized $0.1 million of compensation expense related to the ESPP during the year ended December 31, 2024 , $0.1 million for the year ended December 31, 2023, and $0.02 million for the year ended December 31, 2022. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
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
The Company has purchased insurance policies and mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2024, December 31, 2023 and December 31, 2022, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned insurance policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At both December 31, 2024 and 2023, 1.2 million of such shares were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. DISTRIBUTIONS
The following table provides the tax characteristics of the 2024, 2023 and 2022 distributions paid:

	Years ended December 31,
	2024	2023	2022
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$0.23	$0.39	$0.47
Capital gain	0.03	0.03	0.29
Non-taxable distributions	0.34	0.30	—
Distributions per share	$0.60	$0.72	$0.76
Percentage classified as ordinary income	38.60%	54.40%	62.10%
Percentage classified as capital gain	4.90%	4.00%	37.90%
Percentage classified as non-taxable distribution	56.50%	41.60%	—%

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
As of December 31, 2024 and 2023 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets.
The Company had no accruals for tax uncertainties as of December 31, 2024 and December 31, 2023.
For the years ended December 31, 2024, 2023 and 2022, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “Income tax provision” in the consolidated statements of operations.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2024 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2022	$(2,020)
Change in fair market value during year	5,371
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(18)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,897
Change in fair market value during year	(4,579)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	14
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2023	$(668)
Change in fair market value during year	3,200
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(11)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2024	$2,521

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2022	$(2,366)
Change in fair market value during year	5,371
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	564
Balance at December 31, 2022	$3,569
Change in fair market value during year	(4,579)
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2023	$(1,010)
Change in fair market value during year	3,200
Amortization of interest rate contracts reclassified from comprehensive income to interest expense	—
Balance at December 31, 2024	$2,190
Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.
18. SEGMENT INFORMATION
As of December 31, 2024, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
Brandywine’s President and Chief Executive Officer has been identified as Brandywine’s Chief Operating Decision Maker (“CODM”), as defined in ASC 280. The CODM evaluates Brandywine's portfolio and assesses the ongoing operations and performance of its projects utilizing the geographic segments listed above. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	December 31, 2024	December 31, 2023
Philadelphia CBD	$1,556,696	$1,534,893
Pennsylvania Suburbs	869,179	900,230
Austin, Texas	671,150	801,973
Total Core Segments	3,097,025	3,237,096
Other	277,755	305,136
Operating Properties	$3,374,780	$3,542,232

Corporate
Right of use asset - operating leases, net	$18,412	$19,031
Construction-in-progress	$94,628	$135,529
Land held for development	$81,318	$82,510
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
.
Net operating income:

	Year Ended December 31,
	2024			2023			2022
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$225,986	$(81,061)	$144,925	$230,933	$(79,579)	$151,354	$220,875	$(79,827)	$141,048
Pennsylvania Suburbs	125,011	(38,822)	86,189	129,300	(39,584)	89,716	128,940	(41,814)	87,126
Austin, Texas	87,208	(34,033)	53,175	95,505	(38,453)	57,052	96,329	(41,141)	55,188
Other	42,139	(20,698)	21,441	39,306	(21,134)	18,172	36,610	(21,165)	15,445
Corporate	25,173	(12,716)	12,457	19,607	(11,197)	8,410	23,346	(10,454)	12,892
Operating properties	$505,517	$(187,330)	$318,187	$514,651	$(189,947)	$324,704	$506,100	$(194,401)	$311,699
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Year ended December 31,
	December 31, 2024	December 31, 2023	2024	2023	2022
Philadelphia CBD	$452,334	$450,136	$(155,567)	$(25,793)	$(11,764)
Mid-Atlantic Office JV	10,844	—	7,141	(26,448)	412
MAP Venture	—	(48,733)	(6,542)	(10,581)	(8,340)
Austin, Texas	90,495	79,160	(4,001)	—	—
Other	$16,782	$71,931	$(32,616)	$(15,093)	$(2,324)
Total	$570,455	$552,494	$(191,585)	$(77,915)	$(22,016)

Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total property revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI by geographic segment is the primary measure that is used by the Company's CODM to evaluate the operating performance of the Company's real estate assets by segment. The CODM utilizes NOI as it provides useful information regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(196,487)	$(197,403)	$53,992
Plus:
Interest expense	116,306	95,456	68,764
Interest expense - amortization of deferred financing costs	5,000	4,369	3,091
Depreciation and amortization	178,168	188,797	177,984
General and administrative expenses	42,781	34,862	35,006
Equity in loss of unconsolidated real estate ventures	191,585	77,915	22,016
Provision for impairment	44,655	131,573	4,663
Gain (loss) on early extinguishment of debt	(941)	(138)	435
Less:
Interest and investment income	3,847	1,671	1,905
Income tax provision	(14)	(72)	(55)
Net gain on disposition of real estate	2,297	7,736	17,677
Net gain on sale of undepreciated real estate	—	1,211	8,007
Net gain on real estate venture transactions	56,750	181	26,718
Consolidated net operating income	$318,187	$324,704	$311,699
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
Debt Guarantees
As of December 31, 2024, the Company's unconsolidated real estate ventures had aggregate indebtedness of $757.0 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun completion carry limited payment and guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstances, joint venture agreements.

In accordance with its agreement with its partner in the 3025 JFK Venture, the Company provided cost overrun and completion guarantees for the project under development. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021, the Company also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan.
In the agreement with its partner in the 3151 Market Street Venture, the Company agreed to provide cost overrun and completion guaranties for the project under development. As of December 31, 2024, total estimated costs to develop 3151 Market Street are approximately $316.9 million and as of such date, the Company has fully funded its share of equity. However, the development budget for this project contemplated receipt of a construction loan of approximately $174.3 million, reflecting a 55% loan to value ratio and, as of the date of this Annual Report on Form 10-K, no construction loan has been obtained and there can be no assurance that a loan will be obtained. In the event that costs are incurred before permanent financing has been obtained, the Company expects to fund such costs through its credit facilities and cash on hand.
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
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of December 31, 2024 the company has not funded any additional capital pursuant to the leasehold mortgage loan.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2024, had $5.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of December 31, 2024, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
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

The Company has also committed $15.0 million to a newly-formed venture capital fund investing in early-stage life science companies. As of December 31, 2024, the Company had funded $2.7 million of the foregoing commitment.
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

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2024	$2,672	$—	$1,763	$909
December 31, 2023	$3,947	$—	$1,275	$2,672
December 31, 2022	$4,133	$—	$186	$3,947
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2024
(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2024
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2024 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$—	$6,927	$14,722	$1,329	$6,236	$16,742	$22,978	$5,718	1999	2013	(c)
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	9,405	1,686	16,164	17,850	4,954	1990	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	—	1,015	20,098	5,404	278	26,239	26,517	18,254	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	—	666	13,118	2,804	181	16,407	16,588	11,175	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	—	13,708	3,093	—	16,801	16,801	13,161	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	—	13,665	3,851	—	17,516	17,516	14,273	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	—	666	13,251	3,256	183	16,990	17,173	12,119	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	—	10,744	4,038	—	14,782	14,782	11,908	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	—	14,142	4,870	—	19,012	19,012	15,592	1985	1998	(c)
610 Freedom Business Center Drive	King Of Prussia	PA	—	485	9,602	1,688	133	11,642	11,775	8,553	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	—	1,012	4,048	5,060	2,800	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	15,960	3,127	20,794	(1,125)	3,127	19,669	22,796	6,561	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	16,121	1,303	5,201	22,039	1,303	27,240	28,543	6,941	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	—	6,199	16,131	16,500	6,198	32,632	38,830	17,624	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	16,055	4,373	24,546	5,554	4,373	30,100	34,473	12,291	2007	2001	(c)
Metroplex II	Plymouth Meeting	PA	—	—	—	569	—	569	569	44	N/A	2001	(c)
Metroplex III	Plymouth Meeting	PA	—	—	—	317	—	317	317	25	N/A	2005
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	274	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	21,369	11,897	58,383	70,280	32,006	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	3,694	7,323	32,307	39,630	20,198	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	8,481	8,949	38,331	47,280	26,302	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	13,005	8,609	28,918	37,527	12,138	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	8,096	5,705	29,187	34,892	17,614	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	9,361	6,578	34,814	41,392	18,632	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,621	4,791	20,564	25,355	13,449	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	5,469	3,942	20,948	24,890	10,943	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	141	2,567	8,485	11,052	4,562	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	1,840	2,509	9,992	12,501	5,586	1983	2004	(c)
155 King of Prussia Road	Radnor	PA	32,734	—	—	62,181	11,432	50,749	62,181	261	2024	N/A	(c)
250 King of Prussia Road	Radnor	PA	—	—	20,566	65,333	112	74,699	85,899	10,336	N/A	2022	(c)
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	2,803	6,251	28,012	34,263	13,188	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	9,139	3,557	23,388	26,945	9,538	1999	2005	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2024
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2024 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	—	208,570	41,639	12,586	237,623	250,209	91,875	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	—	98,188	79,064	25,195	152,057	177,252	66,346	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	—	14,496	107,736	34,812	14,473	142,658	157,131	80,055	1998	2004	(c)
Two Logan Square (100 North 18th Street) (d)	Philadelphia	PA	—	16,066	100,255	33,863	16,066	134,118	150,184	71,429	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street)	Philadelphia	PA	—	—	76,008	26,733	6,460	96,281	102,741	33,158	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	61,703	7,768	17,263	58,709	7,768	75,972	83,740	38,077	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	—	21,417	5,965	—	27,382	27,382	14,548	1959	2011	(c)
618-634 Market Street (d)	Philadelphia	PA	—	13,365	5,791	5,084	13,365	10,875	24,240	7,864	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	—	400,294	11,406	—	411,700	411,700	115,823	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	—	18,827	—	6,312	18,854	6,285	25,139	3,147	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	—	3,662	6,061	8	3,670	6,061	9,731	631	1922	2020	(c)
3000 Market Street (e)	Philadelphia	PA	—	18,924	13,080	17,349	18,924	30,429	49,353	6,869	1937	2017	(c)
The Bulletin Building (3025 Market Street) (e)	Philadelphia	PA	49,429	—	24,377	44,435	—	68,812	68,812	18,669	1953	2017	(c)
3001-3003 JFK Boulevard (f)	Philadelphia	PA	—	—	—	294	—	294	294	64	N/A	2018	(c)
The Lift at Juniper Street	Philadelphia	PA	—	—	—	18,789	478	18,311	18,789	64	2024	N/A	(c)
Austin
401-405 Colorado Street (g)	Austin	TX	62,688	—	112,678	564	—	113,242	113,242	9,944	2022	N/A	(c)
11501 Burnet Road - Building 1	Austin	TX	—	3,755	22,702	4	3,755	22,706	26,461	14,502	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	—	2,732	16,305	733	2,732	17,038	19,770	11,085	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	—	3,688	22,348	7,118	3,688	29,466	33,154	18,002	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	—	2,614	15,740	3	2,614	15,743	18,357	10,055	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	—	3,689	22,354	4	3,689	22,358	26,047	14,281	1991	2015	(c)
11501 Burnet Road - Building 6 (g)	Austin	TX	—	2,676	15,972	13,842	2,676	29,814	32,490	19,914	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	—	1,400	7,422	1,776	1,400	9,198	10,598	5,888	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	—	19,826	1,588	—	21,414	21,414	13,989	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	23,044	1,140	—	40,322	1,141	40,321	41,462	10,423	2019	2013	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	—	13,301	57,041	7,906	13,300	64,948	78,248	11,742	2001	2018	(c)
Four Points Centre (11305 Four Points Drive)	Austin	TX	—	7,800	43,581	4,160	7,800	47,741	55,541	9,392	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	—	2,004	17,680	475	2,004	18,155	20,159	2,915	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	—	3,137	29,254	1,523	3,137	30,777	33,914	5,084	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	—	3,064	26,705	1,204	3,064	27,909	30,973	4,610	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	—	2,273	18,617	1,119	2,273	19,736	22,009	3,355	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	—	1,752	14,315	720	1,752	15,035	16,787	2,774	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	—	1,598	12,945	689	1,598	13,634	15,232	2,583	2001	2018	(c)
River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	—	1,801	16,486	463	1,801	16,949	18,750	2,810	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	—	3,970	30,546	2,042	3,867	32,691	36,558	5,555	1998	2018	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2024
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2024 (b)	Year of Construction	Year Acquired	Depreciable Life
OTHER
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	(9,985)	—	27,436	27,436	10,245	1981	2006	(c)
1676 International Drive	Mclean	VA	—	18,437	97,538	(28,447)	10,239	77,289	87,528	25,796	1999	2006	(c)
8260 Greensboro Drive	Mclean	VA	—	7,952	33,964	11,210	8,102	45,024	53,126	17,525	1980	2006	(c)
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	(21,418)	9,747	50,559	60,306	4,018	1988	2006	(c)
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	324	2,732	11,266	13,998	11,104	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	—	696	2,802	2,692	704	5,486	6,190	4,257	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	—	532	2,052	188	532	2,240	2,772	1,597	1988	1997	(c)
920 North King Street	Wilmington	DE	—	6,141	21,140	(23,053)	331	3,897	4,228	1,240	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	—	6,369	13,739	2,044	6,365	15,787	22,152	11,479	1989	2004	(c)
	Total:		$277,734	$316,862	$2,360,780	$697,019	$350,773	$3,012,919	$3,374,780	$1,171,803

(a)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2022 to December 31, 2024 (in thousands):

	2024	2023	2022
Balance at beginning of year	$3,542,232	$3,617,240	$3,472,602
Additions:
Acquisitions		—	—
Capital expenditures and assets placed into service	149,172	210,226	212,874
Less:
Dispositions/impairments/placed into redevelopment	(282,315)	(251,190)	(32,951)
Retirements	(34,309)	(34,044)	(35,285)
Balance at end of year	$3,374,780	$3,542,232	$3,617,240
Per consolidated balance sheet	$3,374,780	$3,542,232	$3,617,240
The aggregate cost for federal income tax purposes is $2.9 billion as of December 31, 2024.
(b)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2022 to December 31, 2024 (in thousands):

	2024	2023	2022
Balance at beginning of year	$1,131,792	$1,063,060	$957,450
Additions:
Depreciation expense	153,784	158,194	147,735
Less:
Dispositions/impairments/placed into redevelopment	(80,315)	(55,969)	(7,341)
Retirements	(33,458)	(33,493)	(34,784)
Balance at end of year	$1,171,803	$1,131,792	$1,063,060
Per consolidated balance sheet	$1,171,803	$1,131,792	$1,063,060
(c)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(d)Land value represents unamortized prepaid ground lease.
(e)250 King of Prussia Road was fully placed into service in 2023.
(f)Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and to The Bulletin Building in 2012.
(g)Represent leasehold interests in land parcels acquired through prepaid 99-year ground leases. Development has not yet commenced on the parcel. Building and improvements represent costs related to parking operations.