Form 10-Q
period 2025-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2025-04-30
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
A total of 172,950,504 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 27, 2025.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2025, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
Management operates the Parent Company and the Operating Partnership as one enterprise. The management of the Parent Company consists of the same members as the management of the Operating Partnership.
As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this Form 10-Q should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.
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
There are few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this Form 10-Q. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time (and contributing the net proceeds of such issuances to the Operating Partnership) and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company, including the Company’s ownership interests in the real estate ventures described below. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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

To help investors understand the differences between the Parent Company and the Operating Partnership, this Form 10-Q presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:
•Consolidated Financial Statements; and
•Notes to the Parent Company’s and Operating Partnership’s Equity.
This Form 10-Q also includes separate Item 4. (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. § 1350.
In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this Form 10-Q for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this Form 10-Q refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and incurs debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

Filing Format
This combined Form 10-Q is being filed separately by Brandywine Realty Trust and Brandywine Operating Partnership, L.P.

Glossary

Defined terms used in this Form 10-Q:

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

Core Portfolio/Core Properties	Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized Properties, and properties held for sale.
Funds From Operations (“FFO”)
Is a non-GAAP financial measure, which the Company believes is useful to investors. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company. NAREIT defines FFO as net income (loss) before noncontrolling interests of unitholders (preferred and common) and excluding gains (losses) on sales of depreciable operating property, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures and extraordinary items (computed in accordance with GAAP); plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated real estate ventures. Net income, the GAAP measure that the Company believes to be most directly comparable to FFO, includes depreciation and amortization expenses, gains or losses on property sales and noncontrolling interests. FFO per share is calculated by dividing FFO by fully diluted shares available to common shareholders and limited partnership unitholders. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part1 of this Form 10-Q for a reconciliation of net income (loss) attributable to common shares and common unitholders to FFO.

Net Operating Income (“NOI”)
Is a non-GAAP financial measure, which the Company defines as total revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we report because we believe it is useful to our investors. See Note 14, “Segment Information,” to our Consolidated Financial Statements in this Form 10-Q for additional information on NOI, including a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.

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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,405,048	$3,374,780
Accumulated depreciation	(1,200,058)	(1,171,803)
Right of use asset - operating leases, net	18,259	18,412
Operating real estate investments, net	2,223,249	2,221,389
Construction-in-progress	78,021	94,628
Land held for development	82,536	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,411,568	2,425,097
Cash and cash equivalents	29,428	90,229
Restricted cash and escrows	2,045	5,948
Accounts receivable	13,573	12,703
Accrued rent receivable, net of allowance of $867 and $909 as of March 31, 2025 and December 31, 2024, respectively	185,957	184,312
Investment in unconsolidated real estate ventures	570,370	570,455
Deferred costs, net	82,051	84,317
Intangible assets, net	5,028	5,505
Other assets	123,766	113,647
Total assets	$3,423,786	$3,492,213
LIABILITIES AND BENEFICIARIES' EQUITY
Secured debt, net	$281,166	$275,338
Unsecured credit facility	65,000	—
Unsecured term loans, net	249,084	318,949
Unsecured senior notes, net	1,619,260	1,618,527
Accounts payable and accrued expenses	118,454	129,717
Distributions payable	26,487	26,256
Deferred income, gains and rent	21,293	35,414
Intangible liabilities, net	7,080	7,292
Lease liability - operating leases	23,591	23,546
Other liabilities	12,975	12,587
Total liabilities	$2,424,390	$2,447,626
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 173,050,963 and 172,665,995 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,728	1,724
Additional paid-in-capital	3,193,485	3,182,621
Deferred compensation payable in common shares	21,875	20,456
Common shares in grantor trust, 1,341,572 and 1,221,333 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	(21,875)	(20,456)
Cumulative earnings	756,524	783,499
Accumulated other comprehensive income (loss)	(23)	2,521
Cumulative distributions	(2,958,128)	(2,931,730)
Total Brandywine Realty Trust's equity	993,586	1,038,635
Noncontrolling interests	5,810	5,952
Total beneficiaries' equity	$999,396	$1,044,587
Total liabilities and beneficiaries' equity	$3,423,786	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2025	2024
Revenue
Rents	$114,428	$119,008
Third party management fees, labor reimbursement and leasing	5,829	5,894
Other	1,259	1,582
Total revenue	121,516	126,484
Operating expenses
Property operating expenses	33,526	32,279
Real estate taxes	11,432	12,592
Third party management expenses	2,633	2,543
Depreciation and amortization	44,353	45,042
General and administrative expenses	17,470	11,104
Total operating expenses	109,414	103,560
Gain on sale of real estate
Net gain on disposition of real estate	3,059	—
Total gain on sale of real estate	3,059	—
Operating income	15,161	22,924
Other income (expense):
Interest and investment income	1,186	421
Interest expense	(31,845)	(25,049)
Interest expense - amortization of deferred financing costs	(1,230)	(1,091)
Equity in loss of unconsolidated real estate ventures	(10,511)	(13,588)
Net gain (loss) on real estate venture transactions	183	(29)
Net loss before income taxes	(27,056)	(16,412)
Income tax provision	—	(2)
Net loss	(27,056)	(16,414)
Net loss attributable to noncontrolling interests	81	46
Net loss attributable to Brandywine Realty Trust	(26,975)	(16,368)
Nonforfeitable dividends allocated to unvested restricted shareholders	(429)	(336)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(27,404)	$(16,704)

Basic loss per Common Share	$(0.16)	$(0.10)

Diluted loss per Common Share	$(0.16)	$(0.10)

Basic weighted average shares outstanding	172,915,482	172,207,037
Diluted weighted average shares outstanding	172,915,482	172,207,037

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(27,056)	$(16,414)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,552)	6,026
Total comprehensive income (loss)	(2,552)	6,026
Comprehensive loss	(29,608)	(10,388)
Comprehensive loss attributable to noncontrolling interest	89	27
Comprehensive loss attributable to Brandywine Realty Trust	$(29,519)	$(10,361)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(26,975)			(81)	(27,056)
Other comprehensive loss								(2,544)		(8)	(2,552)
Share-based compensation activity	439,776	258,549	4	11,294	1,199	(1,199)					11,298
Share Issuance from/(to) Deferred Compensation Plan	(54,808)	(138,310)		(406)	220	(220)					(406)
Reallocation of Noncontrolling interest				(24)						24	—
Distributions declared $0.15 per share)									(26,398)	(77)	(26,475)
BALANCE, March 31, 2025	173,050,963	1,341,572	$1,728	$3,193,485	$21,875	$(21,875)	$756,524	$(23)	$(2,958,128)	$5,810	$999,396
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(16,368)			(46)	(16,414)
Other comprehensive income								6,007		19	6,026
Share-based compensation activity	194,480	7,148	2	4,829							4,831
Share Issuance from/(to) Deferred Compensation Plan	(21,234)	(56,154)		(100)	31	(31)					(100)
Reallocation of Noncontrolling interest				(17)						17	—
Distributions declared ($0.15 per share)									(26,177)	(77)	(26,254)
BALANCE, March 31, 2024	172,270,907	1,145,121	$1,721	$3,168,661	$19,996	$(19,996)	$963,038	$5,339	$(2,853,199)	$6,686	$1,292,246

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,056)	$(16,414)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,353	45,042
Amortization of deferred financing costs	1,230	1,091
Amortization of debt discount/(premium), net	119	(250)
Amortization of stock compensation costs	11,068	4,378
Straight-line rent income	(1,699)	(3,199)
Amortization of acquired above (below) market leases, net	(210)	(246)
Ground rent expense	194	197
Net loss on real estate venture transactions	—	29
Loss from unconsolidated real estate ventures, including income distributions	10,511	13,588
Income tax provision	—	2
Changes in assets and liabilities:
Accounts receivable	(620)	1,452
Other assets	(10,266)	(16,948)
Accounts payable and accrued expenses	(4,726)	(10,208)
Deferred income, gains and rent	(14,068)	1,199
Other liabilities	(2,515)	4,098
Net cash provided by operating activities	6,315	23,811
Cash flows from investing activities:
Capital expenditures for tenant improvements	(22,554)	(15,904)
Capital expenditures for redevelopments	(3,301)	(4,013)
Capital expenditures for developments	(6,956)	(7,404)
Advances for the purchase of tenant assets, net of repayments	(247)	(998)
Investment in unconsolidated real estate ventures	(7,661)	(26,975)
Capital distributions from unconsolidated real estate ventures	42	3,931
Leasing costs paid	(3,951)	(3,942)
Net cash used in investing activities	(44,628)	(55,305)
Cash flows from financing activities:
Proceeds from credit facility borrowings	70,000	37,000
Repayments of credit facility borrowings	(5,000)	—
Repayments of unsecured term loan	(70,000)	—
Proceeds from construction loan	5,639	5,076
Debt financing costs paid	—	(200)
Shares used for employee taxes upon vesting of share awards	(778)	(594)
Distributions paid to shareholders	(26,176)	(25,946)
Distributions to noncontrolling interest	(76)	(77)
Net cash provided by (used in) financing activities	(26,391)	15,259
Decrease in cash and cash equivalents and restricted cash	(64,704)	(16,235)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$31,473	$51,299

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534
Cash and cash equivalents, end of period	$29,428	$43,210
Restricted cash, end of period	2,045	8,089
Cash and cash equivalents and restricted cash, end of period	$31,473	$51,299
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2025 and 2024 of $3,166 and $3,918, respectively	$24,525	$23,368
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,487	26,248
Change in capital expenditures financed through accounts payable at period end	(6,414)	(1,179)
Change in capital expenditures financed through retention payable at period end	536	648
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,405,048	$3,374,780
Accumulated depreciation	(1,200,058)	(1,171,803)
Right of use asset - operating leases, net	18,259	18,412
Operating real estate investments, net	2,223,249	2,221,389
Construction-in-progress	78,021	94,628
Land held for development	82,536	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,411,568	2,425,097
Cash and cash equivalents	29,428	90,229
Restricted cash and escrows	2,045	5,948
Accounts receivable	13,573	12,703
Accrued rent receivable, net of allowance of $867 and $909 as of March 31, 2025 and December 31, 2024, respectively	185,957	184,312
Investment in unconsolidated real estate ventures	570,370	570,455
Deferred costs, net	82,051	84,317
Intangible assets, net	5,028	5,505
Other assets	123,766	113,647
Total assets	$3,423,786	$3,492,213
LIABILITIES AND PARTNERS' EQUITY
Secured debt, net	$281,166	$275,338
Unsecured credit facility	65,000	—
Unsecured term loans, net	249,084	318,949
Unsecured senior notes, net	1,619,260	1,618,527
Accounts payable and accrued expenses	118,454	129,717
Distributions payable	26,487	26,256
Deferred income, gains and rent	21,293	35,414
Intangible liabilities, net	7,080	7,292
Lease liability - operating leases	23,591	23,546
Other liabilities	12,975	12,587
Total liabilities	$2,424,390	$2,447,626
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	2,317	2,870
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 173,050,963 and 172,665,995 units issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	994,626	1,036,712
Accumulated other comprehensive income (loss)	(362)	2,190
Total Brandywine Operating Partnership, L.P.'s equity	994,264	1,038,902
Noncontrolling interest - consolidated real estate ventures	2,815	2,815
Total partners' equity	$997,079	$1,041,717
Total liabilities and partners' equity	$3,423,786	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2025	2024
Revenue
Rents	$114,428	$119,008
Third party management fees, labor reimbursement and leasing	5,829	5,894
Other	1,259	1,582
Total revenue	121,516	126,484
Operating expenses
Property operating expenses	33,526	32,279
Real estate taxes	11,432	12,592
Third party management expenses	2,633	2,543
Depreciation and amortization	44,353	45,042
General and administrative expenses	17,470	11,104
Total operating expenses	109,414	103,560
Gain on sale of real estate
Net gain on disposition of real estate	3,059	—
Total gain on sale of real estate	3,059	—
Operating income	15,161	22,924
Other income (expense):
Interest and investment income	1,186	421
Interest expense	(31,845)	(25,049)
Interest expense - amortization of deferred financing costs	(1,230)	(1,091)
Equity in loss of unconsolidated real estate ventures	(10,511)	(13,588)
Net gain (loss) on real estate venture transactions	183	(29)
Net loss before income taxes	(27,056)	(16,412)
Income tax provision	—	(2)
Net loss	(27,056)	(16,414)
Net income attributable to noncontrolling interests - consolidated real estate ventures	—	(3)
Net loss attributable to Brandywine Operating Partnership, L.P.	(27,056)	(16,417)
Nonforfeitable dividends allocated to unvested restricted unitholders	(429)	(336)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(27,485)	$(16,753)

Basic loss per Common Partnership Unit	$(0.16)	$(0.10)

Diluted loss per Common Partnership Unit	$(0.16)	$(0.10)

Basic weighted average common partnership units outstanding	173,431,077	172,722,632
Diluted weighted average common partnership units outstanding	173,431,077	172,722,632
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Net loss	$(27,056)	$(16,414)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(2,552)	6,026
Total comprehensive income (loss)	(2,552)	6,026
Comprehensive loss	(29,608)	(10,388)
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	—	(3)
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(29,608)	$(10,391)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(27,056)			(27,056)
Other comprehensive loss			(2,552)		(2,552)
Deferred compensation obligation	(54,808)	(406)			(406)
Share-based compensation activity	439,776	11,298			11,298
Adjustment of redeemable partnership units to liquidation value at period end		476			476
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,398)			(26,398)
BALANCE, March 31, 2025	173,050,963	$994,626	$(362)	$2,815	$997,079
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(27,056)	$(16,414)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	44,353	45,042
Amortization of deferred financing costs	1,230	1,091
Amortization of debt discount/(premium), net	119	(250)
Amortization of stock compensation costs	11,068	4,378
Straight-line rent income	(1,699)	(3,199)
Amortization of acquired above (below) market leases, net	(210)	(246)
Ground rent expense	194	197
Net loss on real estate venture transactions	—	29
Loss from unconsolidated real estate ventures, including income distributions	10,511	13,588
Income tax provision	—	2
Changes in assets and liabilities:
Accounts receivable	(620)	1,452
Other assets	(10,266)	(16,948)
Accounts payable and accrued expenses	(4,726)	(10,208)
Deferred income, gains and rent	(14,068)	1,199
Other liabilities	(2,515)	4,098
Net cash provided by operating activities	6,315	23,811
Cash flows from investing activities:
Capital expenditures for tenant improvements	(22,554)	(15,904)
Capital expenditures for redevelopments	(3,301)	(4,013)
Capital expenditures for developments	(6,956)	(7,404)
Advances for the purchase of tenant assets, net of repayments	(247)	(998)
Investment in unconsolidated real estate ventures	(7,661)	(26,975)
Capital distributions from unconsolidated real estate ventures	42	3,931
Leasing costs paid	(3,951)	(3,942)
Net cash used in investing activities	(44,628)	(55,305)
Cash flows from financing activities:
Proceeds from credit facility borrowings	70,000	37,000
Repayments of credit facility borrowings	(5,000)	—
Repayment of unsecured term loan	(70,000)	—
Proceeds from construction loan	5,639	5,076
Debt financing costs paid	—	(200)
Shares used for employee taxes upon vesting of share awards	(778)	(594)
Distributions paid to preferred and common partnership units	(26,252)	(26,023)
Net cash provided by (used in) financing activities	(26,391)	15,259
Decrease in cash and cash equivalents and restricted cash	(64,704)	(16,235)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$31,473	$51,299

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534

Cash and cash equivalents, end of period	$29,428	$43,210
Restricted cash, end of period	2,045	8,089
Cash and cash equivalents and restricted cash, end of period	$31,473	$51,299
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2025 and 2024 of $3,166 and $3,918, respectively	$24,525	$23,368
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,487	26,248
Change in capital expenditures financed through accounts payable at period end	(6,414)	(1,179)
Change in capital expenditures financed through retention payable at period end	536	648
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2025, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of March 31, 2025, the Company owned and consolidated 64 properties that contain an aggregate of approximately 12.1 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) exclude properties under development or redevelopment properties, recently completed - not stabilized properties, and properties held for sale. The Properties were comprised of the following as of March 31, 2025:

	Number of Properties	Rentable Square Feet
Office properties	59	11,006,099
Mixed-use properties	4	924,450
Core Properties	63	11,930,549
Recently completed - not stabilized properties (a)	1	168,294
The Properties	64	12,098,843
(a)The Company reclassifies a Property from “development/redevelopment property” to “recently completed – not-stabilized property” after the date that the development or redevelopment of the Property is placed in service and prior to the time that the Property reaches at least 90% occupancy. At such time as the Property reaches at least 90% occupancy it is considered stabilized. Then the Company reclassifies the Property as a “Core Property.”
In addition to the Properties, as of March 31, 2025, the Company owned 130.6 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of March 31, 2025, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million net rentable square feet.
As of March 31, 2025, the Company also owned economic interests in nine unconsolidated real estate ventures (see Note 4“Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2025, the management company subsidiaries were managing properties containing an aggregate of approximately 19.4 million net rentable square feet, of which approximately 12.1 million net rentable square feet related to Properties owned by the Company and approximately 7.3 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.

The consolidated balance sheet at December 31, 2024 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The Company’s Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of the Company’s significant accounting policies under Note 2, “Summary of Significant Accounting Policies”. There have been no material changes in the Company’s significant accounting policies since December 31, 2024.
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
3. REAL ESTATE INVESTMENTS
As of March 31, 2025 and December 31, 2024, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	March 31, 2025	December 31, 2024
Land	$361,820	$361,861
Building and improvements	2,565,100	2,551,089
Tenant improvements	478,128	461,830
Total	$3,405,048	$3,374,780
Net gain on disposition of real estate
During first quarter of 2025, the Company recognized a gain of $3.1 million from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017. In March 2017, the Company sold the property for a gross sales price of $21.4 million. At the settlement, the Company received a partial payment of $12.0 million and recognized a corresponding gain on sale of $6.5 million. The remainder of the payment of $9.4 million was deferred and was initially contingent upon termination or expiration of a lease at the property with an existing tenant. In 2024, the deferred contingent payment obligation was changed to a fixed payment obligation, and the $6.3 million remaining deferred payment, together with interest thereon at 11% per annum, is due in February 2026 and will be recognized as a gain if and when cash is received.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2025, the Company held ownership interests in nine unconsolidated real estate ventures, with a net aggregate investment balance of $570.4 million. As of March 31, 2025, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.3 million net rentable square feet of office space; one of the real estate ventures directly owns one property with 341 rentable residential units; one of the real estate ventures directly owns a mixed use building featuring 0.2 million square feet of office space and 326 rentable residential units; two of the real estate ventures owned 1.4 acres of land held for development; and one of the real estate ventures owned land in active development.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 20% to 85%, using the equity method. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $1.0 million and $1.9 million for the three months ended March 31, 2025 and 2024, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $1.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $5.8 million and $5.0 million as of March 31, 2025 and December 31, 2024, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Net property	$1,646,618	$1,641,085
Other assets	238,568	238,406
Other liabilities	111,963	107,801
Debt, net	759,750	752,325
Equity (a)	1,013,473	1,019,365
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

The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025 (a)	2024
Revenue	$42,551	$45,949
Operating expenses	(16,662)	(24,881)
Interest expense, net	(14,908)	(17,363)
Depreciation and amortization	(17,267)	(20,889)
Loss on property disposition	—	(490)
Net loss	$(6,286)	$(17,674)
Ownership interest %	Various	Various
Company's share of net loss	$(10,306)	$(13,814)
Basis adjustments and other	(205)	226
Equity in loss of unconsolidated real estate ventures	$(10,511)	$(13,588)
(a)Excludes amounts related to the Herndon Innovation Center Metro Portfolio Venture, LLC and the New MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Herndon Innovation Center

Metro Portfolio Venture, LLC after March 31, 2024 and has no further investments in Herndon Innovation Center as of December 31, 2024. The Company discontinued applying the equity method of accounting on the New MAP Venture after June 30, 2024. As of June 30, 2024, the Company's investment in the New MAP Venture was zero, and the Company discontinued applying the equity method of accounting on the New MAP Venture.
KB JV
On June 28, 2024, the Company formed an unconsolidated real estate venture, KB JV, LLC (the "KB JV"), which acquired leasehold interests in 14 properties, located in Richmond, Virginia, from a different unconsolidated real estate venture of the Company, the MAP Venture, for $26.0 million. The Company and an unaffiliated third party each owned a 50% equity interest in the KB JV and the portfolio assets were unencumbered by third party debt. In connection with the formation of KB JV and its purchase of the 14 properties, the KB JV loaned $13.0 million to the Company. The loan from the KB JV was classified within “Unsecured term loans, net” on the consolidated balance sheet.
On December 20, 2024, the KB JV sold its entire interest in the 14 properties for $66.8 million, generating approximately $15.5 million of net proceeds to the Company for its 50% ownership interest in the KB JV, after repayment of the above-referenced $13.0 million loan. As of March 31, 2025, the KB JV has ceased operations and the Company has no further investments in the KB JV.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2025	2024
Fixed contractual payments	$87,281	$92,213
Variable lease payments	24,249	24,198
Total	$111,530	$116,411
6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2025 and December 31, 2024, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,837)	$4,957
Tenant relationship value	110	(58)	52
Above market leases acquired	75	(56)	19
Total intangible assets, net	$15,979	$(10,951)	$5,028

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,412	$(9,332)	$7,080

	December 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,363)	$5,431
Tenant relationship value	110	(57)	53
Above market leases acquired	75	(54)	21
Total intangible assets, net	$15,979	$(10,474)	$5,505

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,413	$(9,121)	$7,292
As of March 31, 2025, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2025 (nine months remaining)	$1,216	$630
2026	813	722
2027	570	618
2028	253	533
2029	253	533
Thereafter	1,923	4,044
Total	$5,028	$7,080

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026	38,373	32,734	SOFR + 2.50%		August 2026
Principal balance outstanding	283,373	277,734
Less: deferred financing costs	(2,207)	(2,396)
Total Secured indebtedness	$281,166	$275,338

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$65,000	$—	SOFR + 1.50%		June 2027	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(b)	June 2027	(a)
$70.0M Term Loan	—	70,000	SOFR + 2.00%		February 2025	(a)
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(c)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$400.0M 8.875% Guaranteed Notes due 2029	400,000	400,000	8.97%		April 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(d)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(d)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(d)	July 2035
Principal balance outstanding	1,943,610	1,948,610
Plus: original issue premium (discount), net	$(424)	$(544)
Less: deferred financing costs	(9,842)	(10,590)
Total unsecured indebtedness	$1,933,344	$1,937,476
Total Debt Obligations	$2,214,510	$2,212,814
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At March 31, 2025, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2025, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.83%, resulting in $0.4 million of interest expense for such period.
Unsecured Term Loan
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan was scheduled to mature on February 28, 2024. In January 2024, the Company executed its option to extend for an additional twelve months to February 28, 2025 upon customary terms and conditions. The 2023 Term Loan bore interest at Daily Simple SOFR plus 1.90% with a 0.10% SOFR adjustment per year and was interest-only (payable monthly) through the maturity date. The Company repaid the loan on its maturity date of February 28, 2025.

Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of March 31, 2025. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2025, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2025 (nine months remaining)	$—
2026	38,373
2027	765,000
2028	595,000
2029	750,000
Thereafter	78,610
Total principal payments	2,226,983
Net unamortized premiums/(discounts)	(424)
Net deferred financing costs	(12,049)
Outstanding indebtedness	$2,214,510
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2025 and December 31, 2024, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2025 and December 31, 2024 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,540,650	$1,524,665	$1,539,917	$1,537,210
Variable rate debt	431,067	407,769	430,293	403,880
Fixed rate debt	242,793	235,727	242,605	232,804
(a)Net of deferred financing costs of $8.9 million and $9.5 million for unsecured notes payable, $0.9 million and $1.1 million for variable rate debt and $2.2 million and $2.4 million for secured fixed rate debt as of March 31, 2025 and December 31, 2024.

The Company used quoted market prices as of March 31, 2025 and December 31, 2024 to value the unsecured notes payable and, as such, categorized them as Level 2.
The inputs utilized to determine the fair value of the Company’s variable rate and fixed rate debt are categorized as Level 3. The fair value of the variable rate and fixed rate debt was determined using a discounted cash flow model that considered borrowing rates available to the Company for loans with similar terms and characteristics.
For the Company’s Level 3 financial instruments for which fair value is disclosed, an increase in the discount rate used to determine fair value would result in a decrease to the fair value. Conversely, a decrease in the discount rate would result in an increase to the fair value.
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2025. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2025 and December 31, 2024. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2025	12/31/2024				3/31/2025	12/31/2024
Assets
Swap	Interest Rate	Cash Flow	(a)	$27,062	$27,062	3.629%	January 12, 2024	December 30, 2026	$40	$206
Swap	Interest Rate	Cash Flow	(a)	—	250,000	3.713%	November 23, 2022	June 30, 2027	—	1,666
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	313
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	—	3.713%	November 23, 2022	June 30, 2027	$(382)	$—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	(25)	—
				$328,610	$328,610
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $3.0 million and $3.1 million as of March 31, 2025 and December 31, 2024, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended March 31, 2025) was approximately $2.3 million and $2.9 million as of March 31, 2025 and December 31, 2024, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(27,056)	$(27,056)	$(16,414)	$(16,414)
Net loss attributable to noncontrolling interests	81	81	46	46
Nonforfeitable dividends allocated to unvested restricted shareholders	(429)	(429)	(336)	(336)
Net loss attributable to common shareholders	$(27,404)	$(27,404)	$(16,704)	$(16,704)
Denominator
Weighted-average shares outstanding	172,915,482	172,915,482	172,207,037	172,207,037
Weighted-average shares outstanding	172,915,482	172,915,482	172,207,037	172,207,037
Loss per Common Share:
Net loss attributable to common shareholders	$(0.16)	$(0.16)	$(0.10)	$(0.10)

Redeemable common limited partnership units totaling 515,595 at March 31, 2025 and March 31, 2024 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2025 and 2024, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On February 19, 2025, the Parent Company declared a distribution of $0.15 per common share, totaling $26.5 million, which was paid on April 17, 2025 to shareholders of record as of April 3, 2025.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the three months ended March 31, 2025 and March 31, 2024, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(27,056)	$(27,056)	$(16,414)	$(16,414)
Net income attributable to noncontrolling interests	—	—	(3)	(3)
Nonforfeitable dividends allocated to unvested restricted unitholders	(429)	(429)	(336)	(336)
Net loss attributable to common unitholders	$(27,485)	$(27,485)	$(16,753)	$(16,753)
Denominator
Total weighted-average units outstanding	173,431,077	173,431,077	172,722,632	172,722,632
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.16)	$(0.16)	$(0.10)	$(0.10)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three months ended March 31, 2025 and 2024, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On February 19, 2025, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $0.1 million, which was paid on April 17, 2025 to unitholders of record as of April 3, 2025.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the three months ended March 31, 2025 and March 31, 2024, the Company did not repurchase any units under the program.
13. SHARE BASED COMPENSATION
Restricted Share Unit Awards
As of March 31, 2025, 2,857,692 restricted share rights and units (“Restricted Share Units”) were outstanding under the Company’s long term equity incentive plan. These Restricted Share Units vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2025 was $2.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.43 years. During the three months ended March 31, 2025 and 2024, the amortization related to outstanding Restricted Share Units was $4.1 million (of which $0.6 million was capitalized) and $3.9 million (of which $0.7 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Units is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Units activity during the three months ended March 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	1,783,508	$5.13
Granted	1,117,454	$4.88
Vested	(28,583)	$5.85
Forfeited	(14,687)	$5.44
Non-vested at March 31, 2025	2,857,692	$5.03
On February 28, 2025, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 995,552 Restricted Share Units, which vest over three years from the grant date. Each Restricted Share Unit entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the

Restricted Share Units prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Units, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Units granted in 2025, 2024, 2023 and 2022 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 275% of the shares subject to the basic award, based on the Company’s achievement of earnings-based targets and capital markets based targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 2,170,708, 2,669,293, 925,642, and 406,179 shares may be awarded under the outperformance feature for the 2025, 2024, 2023, and 2022 awards, respectively, to those senior officers whose Restricted Share Units awards include the “outperformance feature.” As of March 31, 2025, the Company has not recognized any compensation expense related to the outperformance feature for the 2025 awards and has recognized $5.7 million, $4.2 million and $2.1 million related to the outperformance feature for the 2024, 2023 and 2022 awards, respectively. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on February 28, 2025, the Compensation Committee awarded non-officer employees an aggregate of 122,926 Restricted Share Units that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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
Restricted Performance Share Unit Awards
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement varying between zero and 200%, with respect to the 2023 award, and zero and 240%, with respect to the 2024 and 2025 awards, of the target amount based on the achievement of certain performance or market conditions. For 2023 awards, the number of shares issuable is determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods (“Relative TSR”). For the 2025 and 2024 awards, the number of common shares issuable is determined based on the Company’s achievement of certain operating metrics during three one-year performance periods, subject to further adjustment based on Relative TSR for the three-year term of the award. The table below presents certain information as to unvested RPSU awards.

	RPSU Awarded Date
	2/16/2023	2/26/2024	2/28/2025	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2025	999,887	375,968	—	1,375,855
Granted	—	375,968	331,851	707,819
Units Vested	(11,185)	—	—	(11,185)
Units Cancelled	(10,699)	—	—	(10,699)
Non-vested at March 31, 2025	978,003	751,936	331,851	2,061,790
Measurement Period Commencement Date	1/1/2023	1/1/2024	1/1/2025
Measurement Period End Date	12/31/2025	12/31/2026	12/31/2027
Awarded Units	1,057,173	1,251,803	995,552
Fair Value of Units on Awarded Date (in thousands)	$7,125	$5,145	$4,858
The Company values each RPSU on its grant date using a Monte Carlo simulation. The fair values of each award are being amortized over the three-year performance period. If an award's service inception date precedes the grant date, we initially measure compensation expense for awards with performance conditions at fair value at the service inception date based on probability of payout, and we remeasure compensation expense at subsequent reporting dates until all of the award’s key terms and conditions are known and the grant date is established. We amortize awards with performance conditions using the graded expense method for retirement eligible employees.
For 2023 awards, the performance period will be abbreviated and the determination and delivery of earned shares will be accelerated in the event of a change in control or if the recipient of the award were to die, become disabled or retire in a qualifying retirement prior to the end of the otherwise applicable three-year performance period; provided that, in the case of qualifying retirement, the number of shares deliverable will be pro-rated based on the portion of the performance period actually worked before retirement.
For 2024 and 2025 awards, the Company awarded 1,251,803 and 995,552 RPSUs of which 375,968 and 331,851 are treated as granted in 2025, respectively. The determination and delivery of earned shares will be accelerated in the event of a change in control or the award recipient’s death before the end of the full three-year term of the award. If the award recipient’s service ceases due to his or her qualifying retirement or disability during the term of the award, the award will remain outstanding and be earned based on actual performance for the full term of the award, subject to pro-ration based on the portion of the term actually worked. Dividend equivalents will be credited as additional RPSUs during the term of the awards, subject to the same terms and conditions as the original RPSUs.
For the three months ended March 31, 2025, the Company recognized amortization of the 2025, 2024 and 2023 RPSU awards of $2.2 million, of which $0.0 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2024, amortization for the 2024, 2023 and 2022 RPSU awards was $1.4 million, of which $0.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2025 was approximately $9.1 million and is expected to be recognized over a weighted average remaining vesting period of 1.9 years.
The Company issued 364,588 common shares on February 1, 2025 in settlement of RPSUs that had been awarded on March 3, 2022 (with a three-year measurement period ended December 31, 2024). Holders of these RPSUs also received a cash dividend of $0.15 per share for these common shares on January 23, 2025.
14. SEGMENT INFORMATION
As of March 31, 2025, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2025	December 31, 2024
Philadelphia CBD	$1,578,547	$1,556,696
Pennsylvania Suburbs	875,479	869,179
Austin, Texas	668,562	671,150
Total Core Segments	3,122,588	3,097,025
Other	282,460	277,755
Operating properties	$3,405,048	$3,374,780

Corporate
Right of use asset - operating leases, net	$18,259	$18,412
Construction-in-progress	$78,021	$94,628
Land held for development	$82,536	$81,318
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended March 31,
	2025			2024
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$55,388	$(20,631)	$34,757	$55,988	$(19,882)	$36,106
Pennsylvania Suburbs	31,931	(10,055)	21,876	32,019	(9,359)	22,660
Austin, Texas	18,151	(7,767)	10,384	23,255	(9,013)	14,242
Other	10,523	(5,224)	5,299	10,968	(5,462)	5,506
Corporate	5,523	(3,914)	1,609	4,254	(3,698)	556
Operating properties	$121,516	$(47,591)	$73,925	$126,484	$(47,414)	$79,070

(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended March 31,
	March 31, 2025	December 31, 2024	2025	2024
Philadelphia CBD	$458,335	$452,334	$(4,208)	$(9,613)
Mid-Atlantic Office JV	10,684	10,844	(161)	—
MAP Venture	—	—	—	(3,223)
Austin, Texas	84,500	90,495	(5,888)	—
Other	16,851	16,782	(254)	(752)
Total	$570,370	$570,455	$(10,511)	$(13,588)
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

	Three Months Ended March 31,
	2025	2024
Net loss	$(27,056)	$(16,414)
Plus:
Interest expense	31,845	25,049
Interest expense - amortization of deferred financing costs	1,230	1,091
Depreciation and amortization	44,353	45,042
General and administrative expenses	17,470	11,104
Equity in loss of unconsolidated real estate ventures	10,511	13,588
Less:
Interest and investment income	1,186	421
Income tax provision	—	(2)
Net gain on disposition of real estate	3,059	—
Net gain (loss) on real estate venture transactions	183	(29)
Consolidated net operating income	$73,925	$79,070
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
Debt Guarantees and Equity Funding Commitments
As of March 31, 2025, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $764.1 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In accordance with the agreement with its partner in the 3025 JFK Venture, the Company provided cost overrun and completion guarantees for the project developed by the 3025 JFK Venture. With respect to the construction loan obtained by 3025 JFK Venture on July 23, 2021 which matures on July 22, 2025 (subject to a one-year extension option), the Company also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the $186.7 million construction loan.

In accordance with the agreement with its partner in the 3151 Market Street Venture, which was formed in July 2022, the Company provided cost overrun and completion guaranties for the development of the project undertaken by this venture. The project was substantially completed in the fourth quarter of 2024. Development costs totaled approximately $316.9 million. As of March 31, 2025, the Company had funded approximately $210.6 million of the development costs, with the balance of the development costs funded by the Company’s partner in the venture. The original 2022 budget for this development contemplated receipt of third party secured financing for approximately 50% of the development costs and equity funding for the balance of the costs, with 65% of the balance to be funded by the Company and 35% of the balance to be funded by the partner. As of the date of this Form 10-Q, no such third party secured financing has been obtained and the partner funded $49.9 million in fulfillment of its total capital commitment. The venture continues to seek third party secured financing, with the aim of using proceeds from such financing to return to the Company approximately $52.1 million on account of the Company’s funding of development costs in excess of its initial capital commitment. There can be no assurance that financing will be obtained or that all or any portion of the proceeds of such financing will be used to fund a return of capital to the Company.

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
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of March 31, 2025, the Company has not funded any amounts on account of the foregoing commitment.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2025, had $5.0 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2025, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of March 31, 2025, the Company had funded $2.8 million of the foregoing commitment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, including any impacts from the imposition of tariffs and changes to the U.S. trade policy, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements that become untrue because of subsequent events except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2025 and December 31, 2024 and for the three months ended March 31, 2025 and 2024 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2025, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain properties during the construction period, and certain other general support functions.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2025 was 86.6% compared to 87.7% at March 31, 2024.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	11,930,549	12,698,115
Occupancy percentage (end of period)	86.6%	87.7%
Average occupancy percentage	87.0%	87.7%
Total Portfolio(2):
Tenant retention rate (3)	55.4%	67.3%
New leases and expansions commenced (square feet)	94,934	129,325
Leases renewed (square feet)	231,725	163,595
Net (negative) absorption (square feet)	(146,458)	(48,938)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	6.8%	16.8%
Renewal rental rates	9.3%	16.9%
Combined rental rates	8.9%	16.9%
Weighted average lease term for leases commenced (years)	4.4	7.4
Average annual rent (per square foot) (7) (8)	$36.68	$44.21
Capital Costs Committed (5, 6, 7):
Leasing commissions (per square foot)	$3.83	$11.55
Tenant improvements (per square foot)	$11.08	$36.19
Total capital per square foot per lease year	$3.78	$4.67
Average annualized capital as % of average annual rent (7) (8)	12.2%	13.8%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended March 31, 2025 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The decreases for the three months ended March 31, 2025 are primarily due to leases having a lower average lease terms and a lower percentage of new leases compared to renewals.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	% Occupied	% Occupied
	2025	2024
Philadelphia CBD	93.2%	94.8%
Pennsylvania Suburbs	87.9%	86.4%
Austin, Texas	74.5%	80.3%
Other	80.4%	81.0%
Total - Core Properties	86.6%	87.7%

The table below summarizes the occupancy statistics of our Properties, broken down by property types for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Three Months Ended March 31,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2025	2024	2025	2024
Office	91.6%	91.7%	88.3%	89.2%
Life Science (1)	5.7%	5.5%	81.3%	84.6%
Residential (2)	2.7%	2.8%	82.9%	82.3%
Total (3)	100.0%	100.0%	87.8%	89.1%
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
(4)See Note 14“Segment Information,” to our Consolidated Financial Statements for the definition of Net Operating Income.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

We have compared our weighted-average in-place rental rates to our leases signed in 2025 and our current market leasing assumptions, and while the actual results will be dependent on the leases expiring in any particular period, we believe the current portfolio should generate positive rental rate increases for the remainder of fiscal 2025.
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.6% of our total square footage as of March 31, 2025 (representing approximately 3.1% of the occupied rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2025. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.9 million or 0.5% of our accrued rent receivable balance as of March 31, 2025, compared to $0.9 million or 0.5% of our accrued rent receivable balance as of December 31, 2024.
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
As of March 31, 2025, the following unconsolidated real estate venture development projects remain in development(dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Debt Financing	Our Share Remaining to be Funded
3025 JFK Boulevard (66%)	Philadelphia, PA	Q4 2023	(a)	$320,111	$293,281	$186,727	$20,111
3151 Market Street (76%)	Philadelphia, PA	Q4 2024	441,000	$316,909	$210,602	(b)	(b)
One Uptown - Office (62%)	Austin, TX	Q1 2024	362,679	$201,616	$154,050	$121,650	$—
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$132,478	$85,000	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail. Projected residential stabilization is Q2 2025. Projected commercial stabilization is Q1 2026.
(b)The development budget contemplated receipt of a financing of approximately $158.5 million, reflecting a 50% loan to value ratio and, as of the date of this Form 10-Q, no financing has been obtained and there can be no assurance that a loan will be obtained.
As of the date of this Form 10-Q, the 3151 Market Street Venture has not secured financing. Under the partnership agreement with our partner in this real estate venture, after our partner has funded the remaining balance of its capital commitment, as shown in the table above, then, until financing has been obtained, we will be obligated to fund the balance of construction costs incurred in the project development.
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
Our Annual Report on Form 10-K for the year ended December 31, 2024 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2024.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2025 and 2024. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
NOI as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 14“Segment Information,” to our consolidated financial statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measure. See Note 14“Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended March 31, 2025 and March 31, 2024
The following comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 62 properties containing an aggregate of approximately 11.8 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended March 31, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2024 and owned and consolidated through March 31, 2025, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2025 and 2024;
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to January 1, 2024;
(d)“Development/Redevelopment Properties,” which represents zero properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q1 2024 through Q1 2025 Dispositions,” which represents seven properties disposed of from January 1, 2024 through March 31, 2025.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$107.6	$106.9	$0.7	0.7%	$4.1	$1.7	$—	$—	$2.7	$10.4	$114.4	$119.0	$(4.6)	(3.9)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	5.8	5.9	5.8	5.9	(0.1)	(1.7)%
Other	0.3	0.3	—	—%	—	—	—	—	1.0	1.3	1.3	1.6	(0.3)	(18.8)%
Total revenue	107.9	107.2	0.7	0.7%	4.1	1.7	—	—	9.5	17.6	121.5	126.5	(5.0)	(4.0)%
Property operating expenses	29.8	28.0	1.8	6.4%	0.8	0.4	—	—	2.9	3.9	33.5	32.3	1.2	3.7%
Real estate taxes	10.9	11.2	(0.3)	(2.7)%	0.1	0.1	—	—	0.4	1.3	11.4	12.6	(1.2)	(9.5)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.6	2.5	2.6	2.5	0.1	4.0%
Net operating income	67.2	68.0	(0.8)	(1.2)%	3.2	1.2	—	—	3.6	9.9	74.0	79.1	(5.1)	(6.4)%
Depreciation and amortization	37.7	37.0	0.7	1.9%	2.1	1.5	—	—	4.6	6.5	44.4	45.0	(0.6)	(1.3)%
General & administrative expenses	—	—	—	—%	—	—	—	—	17.5	11.1	17.5	11.1	6.4	57.7%
Net gain on disposition of real estate											(3.1)	—	(3.1)	—%
Operating income (loss)	$29.5	$31.0	$(1.5)	(4.8)%	$1.1	$(0.3)	$—	$—	$(18.5)	$(7.7)	$15.2	$23.0	$(7.8)	(33.9)%
Number of properties	62	62			2		—				64
Square feet	11.8	11.8			0.3		—				12.1
Same Store Occupancy % (b)	86.0%	86.0%
Other Income (Expense):
Interest and investment income											1.2	0.4	0.8	200.0%
Interest expense											(31.9)	(25.1)	(6.8)	27.1%
Interest expense — Deferred financing costs											(1.2)	(1.1)	(0.1)	9.1%
Equity in loss of unconsolidated real estate ventures											(10.5)	(13.6)	3.1	(22.8)%
Net gain on real estate venture transactions											0.1	—	0.1	—%
Net loss											$(27.1)	$(16.4)	$(10.7)	65.2%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.16)	$(0.10)	$(0.06)	60.0%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Same Store Properties.

Rents
Rents decreased primarily as a result of the following:
•$3.4 million decrease due to the sale of five Class B office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$3.2 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024; and
•$1.8 million increase related to our Recently Completed/Acquired Property, 155 King of Prussia Road, Radnor, PA.
General & administrative expenses
General & administrative expenses increased due to higher stock compensation expenses recognized in the first quarter of 2025 compared to 2024.
Net gain on disposition of real estate
During first quarter of 2025, the Company recognized a gain of $3.1 million from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017. In March 2017, the Company sold the property for a gross sales price of $21.4 million. At the settlement, the Company received a partial payment of $12.0 million and recognized a corresponding gain on sale of $6.5 million. The remainder of the payment of $9.4 million was deferred and was initially contingent upon termination or expiration of a lease at the property with an existing tenant. In 2024, the deferred contingent payment obligation was changed to a fixed payment obligation, and the $6.3 million remaining deferred payment, together with interest thereon at 11% per annum, is due in February 2026 and will be recognized as a gain if and when cash is received.
Interest Expense
Interest expense increased primarily due to our issuance of $400 million aggregate principal amount of our 8.875% Guaranteed Notes due 2029 (the “2029 Notes”) in April 2024, partially offset by the redemption of our 4.10% Guaranteed Notes due 2024. Additionally, during the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.

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

As of March 31, 2025, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development/redevelopment and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2025 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of March 31, 2025 we were in compliance with all of our debt covenants and requirement obligations.
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
As of March 31, 2025, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba2	BB+
Outlook	Stable	Stable
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of March 31, 2025, amounted to $1,943.6 million. The Operating Partnership’s secured debt obligations as of March 31, 2025, amounted to $283.4 million
Capital Markets
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
Liquidity
As of March 31, 2025, we had $29.4 million of cash and cash equivalents and $495.8 million of available borrowings under our unsecured credit facility, net of $39.2 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2025 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2025 and December 31, 2024, we maintained cash and cash equivalents and restricted cash of $31.5 million and $96.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2025	2024	(Decrease) Increase
Operating	$6,315	$23,811	$(17,496)
Investing	(44,628)	(55,305)	10,677
Financing	(26,391)	15,259	(41,650)
Net cash flows	$(64,704)	$(16,235)	$(48,469)
Our principal source of cash flows is from the leasing of space at of our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Capital expenditures and capitalized interest	(5,490)
Capital improvements/acquisition deposits/leasing costs	742
Unconsolidated real estate venture investments	19,314
Capital distributions from unconsolidated real estate ventures	(3,889)
Increase in net cash used in investing activities	$10,677
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2025, when compared to the three months ended March 31, 2024, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(36,437)
Repayments of debt obligations	(5,000)
Dividends and distributions paid	(229)
Debt financing costs paid	200
Other financing activities	(184)
Decrease in net cash used in financing activities	$(41,650)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,136,610	$2,123,610
Variable rate - unhedged	103,373	102,734
Total	$2,239,983	$2,226,344
Percent of Total Debt:
Fixed rate	95.4%	95.4%
Variable rate - unhedged	4.6%	4.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.2%	6.2%
Variable rate - unhedged	6.2%	6.5%
Total	6.2%	6.2%
Weighted-average maturity in years:
Fixed rate	3.6	3.8
Variable rate - unhedged	2.0	0.6
Total	3.5	3.7
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2025, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2025 (nine months remaining)	$—	—%
2026	38,373	6.8%
2027	765,000	4.6%
2028	595,000	7.4%
2029	750,000	6.8%
Thereafter	78,610	5.2%
Totals	$2,226,983	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership is in compliance with all covenants as of March 31, 2025.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11“Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the first quarter of 2025.

Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of March 31, 2025, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced increased inflation in our Same Store Property Portfolio, as our operating margins decreased to 61.9% for the three months ended March 31, 2025 from 63.5% for the three months ended March 31, 2024. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 53.0% and 52.9% for the three months ended March 31, 2025 and 2024, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 15 “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our contractual obligations.
Funds from Operations (“FFO”)
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

The following table presents a reconciliation of net income attributable to common shares and common unitholders to FFO for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(27,485)	$(16,753)
Add (deduct):
Amount allocated to unvested restricted unitholders	429	336
Net loss on real estate venture transactions	106	29
Net gain on disposition of real estate	(3,059)	—
Depreciation and amortization:
Real property	38,729	39,117
Leasing costs including acquired intangibles	4,815	5,019
Company’s share of unconsolidated real estate ventures	11,436	13,852
Partners’ share of consolidated real estate ventures	(3)	—
Funds from operations	$24,968	$41,600
Funds from operations allocable to unvested restricted shareholders	(305)	(419)
Funds from operations available to common share and unit holders (FFO)	$24,663	$41,181
Weighted-average shares/units outstanding — basic (a)	173,431,077	172,722,632
Weighted-average shares/units outstanding — fully diluted (a)	178,473,873	174,864,742
(a)Includes common shares and partnership units outstanding through the three months ended March 31, 2025 and 2024, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2025, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,550.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding principal balance of $65.0 million , (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million , (v) a variable rate construction loan with an outstanding balance of $38.4 million, and (vi) one unsecured term loan of $250.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $6.2 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $6.4 million.

As of March 31, 2025, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,524.7 million. For sensitivity purposes, a 100-basis point change in the third party pricing equates to a change in the total fair value of our debt of approximately $15.5 million at March 31, 2025.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $432.0 million as of March 31, 2025. The total fair value of our variable rate debt was approximately $407.8 million at March 31, 2025. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.2 million at March 31, 2025. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $11.8 million at March 31, 2025.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of March 31, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended March 31, 2025. As of March 31, 2025, $82.9 million remained available for repurchases under the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Form of 2025 Performance-Based Restricted Stock Unit Award Agreement (filed herewith).**
	10.2	Form of 2025 Restricted Stock Unit Award Agreement (with outperformance feature) (filed herewith).**
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	April 29, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	April 29, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	April 29, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)