Form 10-Q
period 2025-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2025-07-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
A total of 173,699,039 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 23, 2025.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2025, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
There are a few differences between the Parent Company and the Operating Partnership, which are reflected in the footnote disclosures in this Form 10-Q. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as an interrelated consolidated company. The Parent Company is a REIT, whose only material asset is its ownership of partnership interests of the Operating Partnership. As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing equity from time to time (and contributing the net proceeds of such issuances to the Operating Partnership) and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company, including the Company’s ownership interests in the real estate ventures described below. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s incurrence of indebtedness (directly and through subsidiaries) and through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.
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
Funds From Operations (“FFO”)
Is a non-GAAP financial measure, which the Company believes is useful to investors. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company. NAREIT defines FFO as net income (loss) before noncontrolling interests of unitholders (preferred and common) and excluding gains (losses) on sales of depreciable operating property, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures and extraordinary items (computed in accordance with GAAP); plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated real estate ventures. Net income, the GAAP measure that the Company believes to be most directly comparable to FFO, includes depreciation and amortization expenses, gains or losses on property sales and noncontrolling interests. FFO per share is calculated by dividing FFO by fully diluted shares available to common shareholders and limited partnership unitholders. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part 1 of this Form 10-Q for a reconciliation of net income (loss) attributable to common shares and common unitholders to FFO.

Net Operating Income (“NOI”)
Is a non-GAAP financial measure, which the Company defines as total revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we report because we believe it is useful to our investors. See Note 13, “Segment Information,” to our consolidated financial statements in this Form 10-Q for additional information on NOI, including a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.

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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,260,497	$3,374,780
Accumulated depreciation	(1,206,366)	(1,171,803)
Right of use asset - operating leases, net	18,108	18,412
Operating real estate investments, net	2,072,239	2,221,389
Construction-in-progress	90,950	94,628
Land held for development	74,541	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,265,492	2,425,097
Cash and cash equivalents	122,645	90,229
Restricted cash and escrows	1,114	5,948
Accounts receivable	16,262	12,703
Assets held for sale, net	53,886	—
Accrued rent receivable, net of allowance of $670 and $909 as of June 30, 2025 and December 31, 2024, respectively	183,117	184,312
Investment in unconsolidated real estate ventures	555,541	570,455
Deferred costs, net	77,397	84,317
Intangible assets, net	4,222	5,505
Other assets	114,663	113,647
Total assets	$3,394,339	$3,492,213
LIABILITIES AND BENEFICIARIES' EQUITY
Secured debt, net	$286,352	$275,338
Unsecured term loans, net	249,186	318,949
Unsecured senior notes, net	1,776,851	1,618,527
Accounts payable and accrued expenses	108,653	129,717
Distributions payable	26,457	26,256
Deferred income, gains and rent	17,105	35,414
Intangible liabilities, net	6,701	7,292
Liabilities related to assets held for sale, net	182	—
Lease liability - operating leases	23,634	23,546
Other liabilities	13,976	12,587
Total liabilities	$2,509,097	$2,447,626
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 173,702,177 and 172,665,995 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,733	1,724
Additional paid-in-capital	3,195,813	3,182,621
Deferred compensation payable in common shares	23,069	20,456
Common shares in grantor trust, 1,586,138 and 1,221,333 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	(23,069)	(20,456)
Cumulative earnings	667,855	783,499
Accumulated other comprehensive income (loss)	(1,118)	2,521
Cumulative distributions	(2,984,508)	(2,931,730)
Total Brandywine Realty Trust's equity	879,775	1,038,635
Noncontrolling interests	5,467	5,952
Total beneficiaries' equity	$885,242	$1,044,587
Total liabilities and beneficiaries' equity	$3,394,339	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Rents	$114,196	$118,009	$228,624	$237,017
Third party management fees, labor reimbursement and leasing	4,873	5,698	10,702	11,592
Other	1,502	1,639	2,761	3,221
Total revenue	120,571	125,346	242,087	251,830
Operating expenses
Property operating expenses	31,365	31,353	64,891	63,632
Real estate taxes	11,507	12,535	22,939	25,127
Third party management expenses	2,484	2,426	5,117	4,969
Depreciation and amortization	43,762	44,187	88,115	89,229
General and administrative expenses	9,325	8,941	26,795	20,045
Provision for impairment	63,369	6,427	63,369	6,427
Total operating expenses	161,812	105,869	271,226	209,429
Gain (loss) on sale of real estate
Net gain (loss) on disposition of real estate	(86)	—	2,973	—
Total gain (loss) on sale of real estate	(86)	—	2,973	—
Operating income (loss)	(41,327)	19,477	(26,166)	42,401
Other income (expense):
Interest and investment income	850	1,512	2,036	1,933
Interest expense	(32,345)	(29,494)	(64,190)	(54,543)
Interest expense - amortization of deferred financing costs	(1,197)	(1,415)	(2,427)	(2,506)
Equity in loss of unconsolidated real estate ventures	(14,832)	(14,507)	(25,343)	(28,095)
Net gain on real estate venture transactions	—	53,762	183	53,733
Gain on early extinguishment of debt	—	941	—	941
Net income (loss) before income taxes	(88,851)	30,276	(115,907)	13,864
Income tax provision	(85)	(9)	(85)	(11)
Net income (loss)	(88,936)	30,267	(115,992)	13,853
Net (income) loss attributable to noncontrolling interests	267	(94)	348	(48)
Net income (loss) attributable to Brandywine Realty Trust	(88,669)	30,173	(115,644)	13,805
Nonforfeitable dividends allocated to unvested restricted shareholders	(322)	(277)	(751)	(613)
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust	$(88,991)	$29,896	$(116,395)	$13,192

Basic income (loss) per Common Share	$(0.51)	$0.17	$(0.67)	$0.08

Diluted income (loss) per Common Share	$(0.51)	$0.17	$(0.67)	$0.08

Basic weighted average shares outstanding	173,532,583	172,563,136	173,225,737	172,385,087
Diluted weighted average shares outstanding	173,532,583	174,695,651	173,225,737	174,342,151

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(88,936)	$30,267	$(115,992)	$13,853
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,099)	781	(3,651)	6,807
Total comprehensive income (loss)	(1,099)	781	(3,651)	6,807
Comprehensive income (loss)	(90,035)	31,048	(119,643)	20,660
Comprehensive (income) loss attributable to noncontrolling interest	271	(97)	360	(70)
Comprehensive income (loss) attributable to Brandywine Realty Trust	$(89,764)	$30,951	$(119,283)	$20,590

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(26,975)			(81)	(27,056)
Other comprehensive loss								(2,544)		(8)	(2,552)
Share-based compensation activity	439,776	258,549	4	11,294	1,199	(1,199)					11,298
Share Issuance from/(to) Deferred Compensation Plan	(54,808)	(138,310)		(406)	220	(220)					(406)
Reallocation of Noncontrolling interest				(24)						24	—
Distributions declared $0.15 per share)									(26,398)	(77)	(26,475)
BALANCE, March 31, 2025	173,050,963	1,341,572	$1,728	$3,193,485	$21,875	$(21,875)	$756,524	$(23)	$(2,958,128)	$5,810	$999,396
Net loss							(88,669)			(267)	(88,936)
Other comprehensive loss								(1,095)		(4)	(1,099)
Share-based compensation activity	726,852	320,204	5	2,375	1,194	(1,194)					2,380
Share Issuance from/(to) Deferred Compensation Plan	(75,638)	(75,638)		(42)							(42)
Reallocation of Noncontrolling interest				(5)						5	—
Distributions declared $0.15 per share)									(26,380)	(77)	(26,457)
BALANCE, June 30, 2025	173,702,177	1,586,138	$1,733	$3,195,813	$23,069	$(23,069)	$667,855	$(1,118)	$(2,984,508)	$5,467	$885,242
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(16,368)			(46)	(16,414)
Other comprehensive income								6,007		19	6,026
Share-based compensation activity	194,480	7,148	2	4,829							4,831
Share Issuance from/(to) Deferred Compensation Plan	(21,234)	(56,154)		(100)	31	(31)					(100)
Reallocation of Noncontrolling interest				(17)						17	—
Distributions declared ($0.15 per share)									(26,177)	(77)	(26,254)
BALANCE, March 31, 2024	172,270,907	1,145,121	$1,721	$3,168,661	$19,996	$(19,996)	$963,038	$5,339	$(2,853,199)	$6,686	$1,292,246
Net income							30,173			94	30,267
Other comprehensive income								778		3	781
Share-based compensation activity	407,226	107,389	3	2,356							2,359
Share Issuance from/(to) Deferred Compensation Plan	(43)	(43)			460	(460)					—
Reallocation of Noncontrolling interest				(6)						6	—
Distributions declared ($0.15 per share)									(26,179)	(77)	(26,256)
BALANCE, June 30, 2024	172,678,090	1,252,467	$1,724	$3,171,011	$20,456	$(20,456)	$993,211	$6,117	$(2,879,378)	$6,712	$1,299,397

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(115,992)	$13,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	88,115	89,229
Amortization of deferred financing costs	2,427	2,506
Amortization of debt discount/(premium), net	240	(2,659)
Amortization of stock compensation costs	13,912	6,871
Straight-line rent income	(1,465)	(5,366)
Amortization of acquired above (below) market leases, net	(404)	(481)
Ground rent expense	387	394
Net gain on real estate venture transactions	—	(53,733)
Gain on early extinguishment of debt	—	(941)
Provision for impairment	63,369	6,427
Loss from unconsolidated real estate ventures, including income distributions	25,344	28,095
Income tax provision	85	11
Changes in assets and liabilities:
Accounts receivable	(3,289)	2,213
Other assets	(1,059)	(10,833)
Accounts payable and accrued expenses	(10,580)	(10,676)
Deferred income, gains and rent	(18,182)	2,155
Other liabilities	(2,204)	4,905
Net cash provided by operating activities	40,704	71,970
Cash flows from investing activities:
Proceeds from the sale of properties	17,260	—
Capital expenditures for tenant improvements	(39,524)	(32,200)
Capital expenditures for redevelopments	(4,766)	(5,080)
Capital expenditures for developments	(17,656)	(16,260)
Advances for the purchase of tenant assets, net of repayments	(247)	(998)
Investment in unconsolidated real estate ventures	(7,248)	(98,035)
Capital distributions from unconsolidated real estate ventures	2,422	3,931
Leasing costs paid	(6,726)	(5,452)
Net cash used in investing activities	(56,485)	(154,094)
Cash flows from financing activities:
Proceeds from credit facility borrowings	110,000	62,000
Repayments of credit facility borrowings	(110,000)	(37,000)
Repayments of unsecured term loan	(70,000)	—
Proceeds from unsecured notes	159,000	400,000
Repayments of unsecured notes	—	(339,059)
Proceeds from unsecured term loan	—	13,000
Proceeds from construction loan	10,636	11,802
Debt financing costs paid	(2,141)	(6,334)
Shares used for employee taxes upon vesting of share awards	(1,404)	(1,028)
Distributions paid to shareholders	(52,574)	(52,124)
Distributions to noncontrolling interest	(154)	(154)
Net cash provided by financing activities	43,363	51,103
Increase/(Decrease) in cash and cash equivalents and restricted cash	27,582	(31,021)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$123,759	$36,513

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534
Cash and cash equivalents, end of period	$122,645	$30,369
Restricted cash, end of period	1,114	6,144
Cash and cash equivalents and restricted cash, end of period	$123,759	$36,513
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2025 and 2024 of $6,342 and $8,641, respectively	$58,031	$60,743
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,457	26,234
Change in capital expenditures financed through accounts payable at period end	(10,714)	425
Change in capital expenditures financed through retention payable at period end	426	775
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,260,497	$3,374,780
Accumulated depreciation	(1,206,366)	(1,171,803)
Right of use asset - operating leases, net	18,108	18,412
Operating real estate investments, net	2,072,239	2,221,389
Construction-in-progress	90,950	94,628
Land held for development	74,541	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,265,492	2,425,097
Cash and cash equivalents	122,645	90,229
Restricted cash and escrows	1,114	5,948
Accounts receivable	16,262	12,703
Assets held for sale, net	53,886	—
Accrued rent receivable, net of allowance of $670 and $909 as of June 30, 2025 and December 31, 2024, respectively	183,117	184,312
Investment in unconsolidated real estate ventures	555,541	570,455
Deferred costs, net	77,397	84,317
Intangible assets, net	4,222	5,505
Other assets	114,663	113,647
Total assets	$3,394,339	$3,492,213
LIABILITIES AND PARTNERS' EQUITY
Secured debt, net	$286,352	$275,338
Unsecured term loans, net	249,186	318,949
Unsecured senior notes, net	1,776,851	1,618,527
Accounts payable and accrued expenses	108,653	129,717
Distributions payable	26,457	26,256
Deferred income, gains and rent	17,105	35,414
Intangible liabilities, net	6,701	7,292
Liabilities related to assets held for sale, net	182	—
Lease liability - operating leases	23,634	23,546
Other liabilities	13,976	12,587
Total liabilities	$2,509,097	$2,447,626
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2,187	2,870
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 173,702,177 and 172,665,995 units issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	881,700	1,036,712
Accumulated other comprehensive income (loss)	(1,461)	2,190
Total Brandywine Operating Partnership, L.P.'s equity	880,239	1,038,902
Noncontrolling interest - consolidated real estate ventures	2,815	2,815
Total partners' equity	$883,054	$1,041,717
Total liabilities and partners' equity	$3,394,338	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Rents	$114,196	$118,009	$228,624	$237,017
Third party management fees, labor reimbursement and leasing	4,873	5,698	10,702	11,592
Other	1,502	1,639	2,761	3,221
Total revenue	120,571	125,346	242,087	251,830
Operating expenses
Property operating expenses	31,365	31,353	64,891	63,632
Real estate taxes	11,507	12,535	22,939	25,127
Third party management expenses	2,484	2,426	5,117	4,969
Depreciation and amortization	43,762	44,187	88,115	89,229
General and administrative expenses	9,325	8,941	26,795	20,045
Provision for impairment	63,369	6,427	63,369	6,427
Total operating expenses	161,812	105,869	271,226	209,429
Gain (loss) on sale of real estate
Net gain (loss) on disposition of real estate	(86)	—	2,973	—
Total gain (loss) on sale of real estate	(86)	—	2,973	—
Operating income (loss)	(41,327)	19,477	(26,166)	42,401
Other income (expense):
Interest and investment income	850	1,512	2,036	1,933
Interest expense	(32,345)	(29,494)	(64,190)	(54,543)
Interest expense - amortization of deferred financing costs	(1,197)	(1,415)	(2,427)	(2,506)
Equity in loss of unconsolidated real estate ventures	(14,832)	(14,507)	(25,343)	(28,095)
Net gain on real estate venture transactions	—	53,762	183	53,733
Gain on early extinguishment of debt	—	941	—	941
Net income (loss) before income taxes	(88,851)	30,276	(115,907)	13,864
Income tax provision	(85)	(9)	(85)	(11)
Net income (loss)	(88,936)	30,267	(115,992)	13,853
Net income attributable to noncontrolling interests - consolidated real estate ventures	—	(3)	—	(6)
Net income (loss) attributable to Brandywine Operating Partnership, L.P.	(88,936)	30,264	(115,992)	13,847
Nonforfeitable dividends allocated to unvested restricted unitholders	(322)	(277)	(751)	(613)
Net income (loss) attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(89,258)	$29,987	$(116,743)	$13,234

Basic income (loss) per Common Partnership Unit	$(0.51)	$0.17	$(0.67)	$0.08

Diluted income (loss) per Common Partnership Unit	$(0.51)	$0.17	$(0.67)	$0.08

Basic weighted average common partnership units outstanding	174,048,178	173,078,731	173,741,332	172,900,681
Diluted weighted average common partnership units outstanding	174,048,178	175,211,246	173,741,332	174,857,745
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(88,936)	$30,267	$(115,992)	$13,853
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(1,099)	781	(3,651)	6,807
Total comprehensive income (loss)	(1,099)	781	(3,651)	6,807
Comprehensive income (loss)	(90,035)	31,048	(119,643)	20,660
Comprehensive income attributable to noncontrolling interest - consolidated real estate ventures	—	(3)	—	(6)
Comprehensive income (loss) attributable to Brandywine Operating Partnership, L.P.	$(90,035)	$31,045	$(119,643)	$20,654

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(27,056)			(27,056)
Other comprehensive loss			(2,552)		(2,552)
Deferred compensation obligation	(54,808)	(406)			(406)
Share-based compensation activity	439,776	11,298			11,298
Adjustment of redeemable partnership units to liquidation value at period end		476			476
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,398)			(26,398)
BALANCE, March 31, 2025	173,050,963	$994,626	$(362)	$2,815	$997,079
Net loss		(88,936)			(88,936)
Other comprehensive loss			(1,099)		(1,099)
Deferred compensation obligation	(75,638)	(42)			(42)
Share-based compensation activity	726,852	2,379			2,379
Adjustment of redeemable partnership units to liquidation value at period end		53			53
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,380)			(26,380)
BALANCE, June 30, 2025	173,702,177	$881,700	$(1,461)	$2,815	$883,054
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(16,417)		3	(16,414)
Other comprehensive income			6,026		6,026
Deferred compensation obligation	(21,234)	(100)			(100)
Share-based compensation activity	194,480	4,831			4,831
Adjustment of redeemable partnership units to liquidation value at period end		316			316
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,177)			(26,177)
BALANCE, March 31, 2024	172,270,907	$1,282,025	$5,016	$2,813	$1,289,854
Net income		30,264		3	30,267
Other comprehensive income			781		781
Deferred compensation obligation	(43)				—
Share-based compensation activity	407,226	2,359			2,359
Adjustment of redeemable partnership units to liquidation value at period end	—	16			16
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,179)			(26,179)
BALANCE, June 30, 2024	172,678,090	1,288,485	5,797	2,816	1,297,098

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$(115,992)	$13,853
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	88,115	89,229
Amortization of deferred financing costs	2,427	2,506
Amortization of debt discount/(premium), net	240	(2,659)
Amortization of stock compensation costs	13,912	6,871
Straight-line rent income	(1,465)	(5,366)
Amortization of acquired above (below) market leases, net	(404)	(481)
Ground rent expense	387	394
Net gain on real estate venture transactions	—	(53,733)
Gain on early extinguishment of debt	—	(941)
Provision for impairment	63,369	6,427
Loss from unconsolidated real estate ventures, including income distributions	25,344	28,095
Income tax provision	85	11
Changes in assets and liabilities:
Accounts receivable	(3,289)	2,213
Other assets	(1,059)	(10,833)
Accounts payable and accrued expenses	(10,580)	(10,676)
Deferred income, gains and rent	(18,182)	2,155
Other liabilities	(2,204)	4,905
Net cash provided by operating activities	40,704	71,970
Cash flows from investing activities:
Proceeds from the sale of properties	17,260	—
Capital expenditures for tenant improvements	(39,524)	(32,200)
Capital expenditures for redevelopments	(4,766)	(5,080)
Capital expenditures for developments	(17,656)	(16,260)
Advances for the purchase of tenant assets, net of repayments	(247)	(998)
Investment in unconsolidated real estate ventures	(7,248)	(98,035)
Capital distributions from unconsolidated real estate ventures	2,422	3,931
Leasing costs paid	(6,726)	(5,452)
Net cash used in investing activities	(56,485)	(154,094)
Cash flows from financing activities:
Proceeds from credit facility borrowings	110,000	62,000
Repayments of credit facility borrowings	(110,000)	(37,000)
Repayment of unsecured term loan	(70,000)	—
Proceeds from unsecured notes	159,000	400,000
Repayments of unsecured notes	—	(339,059)
Proceeds from unsecured term loan	—	13,000
Proceeds from construction loan	10,636	11,802
Debt financing costs paid	(2,141)	(6,334)
Shares used for employee taxes upon vesting of share awards	(1,404)	(1,028)
Distributions paid to preferred and common partnership units	(52,728)	(52,278)
Net cash provided by financing activities	43,363	51,103
Increase/(Decrease) in cash and cash equivalents and restricted cash	27,582	(31,021)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$123,759	$36,513

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534

Cash and cash equivalents, end of period	$122,645	$30,369
Restricted cash, end of period	1,114	6,144
Cash and cash equivalents and restricted cash, end of period	$123,759	$36,513
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2025 and 2024 of $6,342 and $8,641, respectively	$58,031	$60,743
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	26,457	26,234
Change in capital expenditures financed through accounts payable at period end	(10,714)	425
Change in capital expenditures financed through retention payable at period end	426	775
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2025, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of June 30, 2025, the Company owned and consolidated 63 properties that contain an aggregate of approximately 11.8 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) exclude properties under development or redevelopment properties, recently completed - not stabilized properties, and properties held for sale. The Properties were comprised of the following as of June 30, 2025:

	Number of Properties	Rentable Square Feet
Office properties	56	10,364,889
Mixed-use properties	4	924,450
Core Properties	60	11,289,339
Development/redevelopment properties	2	298,071
Recently completed - not stabilized properties (a)	1	168,294
The Properties	63	11,755,704
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
In addition to the Properties, as of June 30, 2025, the Company owned 129.5 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of June 30, 2025, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million net rentable square feet.
As of June 30, 2025, the Company also owned economic interests in nine unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2025, the management company subsidiaries were managing properties containing an aggregate of approximately 19.0 million net rentable square feet, of which approximately 11.8 million net rentable square feet related to Properties owned by the Company and approximately 7.2 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
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
3. REAL ESTATE INVESTMENTS
As of June 30, 2025 and December 31, 2024, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	June 30, 2025	December 31, 2024
Land	$344,610	$361,861
Building and improvements	2,436,533	2,551,089
Tenant improvements	479,354	461,830
Operating properties	$3,260,497	$3,374,780
Assets held for sale - real estate investments	53,886	—
Total	$3,314,383	$3,374,780
Dispositions
During the three months ended June 30, 2025, the Company sold a 120,559 square foot office property located in the Austin, Texas segment for a gross sales price of $17.6 million. Prior to the sale and during the three months ended June 30, 2025, the Company recognized a provision for impairment of $13.4 million on the property based upon the executed agreement of sale.
Held for Use Impairment
For the quarter ended June 30, 2025, the Company recognized impairment losses totaling $34.1 million on two properties located in the Austin, Texas segment. These impairments are due to a change in our anticipated hold period for the assets as a result of the Company's sale consideration or possible residential conversion of the properties. The Company determined that the carrying values exceeded the Company's estimated fair values of the properties. The estimated fair value is considered Level 3 in accordance with ASC 820 and was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate of 12.50% and residual capitalization rate of 9.50%.
Held -for-sale
As of June 30, 2025, the Company was under an agreement to sell an office property located in the Austin, Texas segment to an unaffiliated third party for $55.1 million and has classified the property as held for sale on the consolidated balance sheets. As of June 30, 2025, the carrying value of the property was in excess of the estimated fair value less cost to sell. As a result, an impairment loss of $15.9 million was recognized. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon the executed agreement of sale.

The following is a summary of the property classified as held for sale as of June 30, 2025 (in thousands):

Held for Sale Property
June 30, 2025
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$58,801
Accumulated depreciation	(8,979)
Operating real estate investments, net	49,822
Construction-in-progress	82
Total real estate investments, net	49,904
Deferred costs, net	1,261
Intangible assets, net	328
Accrued Rent Receivable	2,393
Total assets held for sale, net	$53,886

LIABILITIES HELD FOR SALE
Intangible liabilities, net	(182)
Total liabilities held for sale, net	$(182)
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2025, the Company held ownership interests in nine unconsolidated real estate ventures, with a net aggregate investment balance of $555.5 million. As of June 30, 2025, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; one of the real estate ventures directly owns one property with 341 rentable residential units; one of the real estate ventures directly owns a mixed use building featuring 0.2 million square feet of office space and 326 rentable residential units; two of the real estate ventures owned 1.4 acres of land held for development; and one of the real estate ventures owned land in active development.
The Company accounts for its interests in the unconsolidated real estate ventures, which range from 20% to 85%, using the equity method accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $1.2 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.6 million and $3.7 million for the six months ended June 30, 2025 and 2024, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.6 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $6.6 million and $5.0 million as of June 30, 2025 and December 31, 2024, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.

The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Net property	$1,634,563	$1,641,085
Other assets	232,441	238,406
Other liabilities	112,997	107,801
Debt, net	752,027	752,325
Equity (a)	1,001,980	1,019,365
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025 (a)	2024	2025 (a)	2024
Revenue	$38,731	$43,944	$81,282	$89,893
Operating expenses	(16,295)	(25,424)	(32,957)	(50,305)
Interest expense, net	(14,787)	(15,587)	(29,695)	(32,950)
Depreciation and amortization	(15,003)	(19,092)	(32,270)	(39,981)
Loss on property disposition	(474)	—	(474)	(490)
Net loss	$(7,828)	$(16,159)	$(14,114)	$(33,833)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(15,234)	$(14,073)	$(25,540)	$(27,881)
Basis adjustments and other	402	(434)	197	(214)
Equity in loss of unconsolidated real estate ventures	$(14,832)	$(14,507)	$(25,343)	$(28,095)
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
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Revenue	2025	2024	2025	2024
Fixed contractual payments	$87,636	$91,993	$175,050	$184,206
Variable lease payments	23,584	23,204	47,834	47,402
Total	$111,220	$115,197	$222,884	$231,608

6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2025 and December 31, 2024, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$12,863	$(8,709)	$4,154
Tenant relationship value	110	(59)	51
Above market leases acquired	75	(58)	17
Total intangible assets, net	$13,048	$(8,826)	$4,222

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$15,038	$(8,337)	$6,701

	December 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,363)	$5,431
Tenant relationship value	110	(57)	53
Above market leases acquired	75	(54)	21
Total intangible assets, net	$15,979	$(10,474)	$5,505

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,413	$(9,121)	$7,292
As of June 30, 2025, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2025 (six months remaining)	$547	$327
2026	676	646
2027	570	618
2028	253	533
2029	253	533
Thereafter	1,923	4,044
Total	$4,222	$6,701

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026 (e)	43,370	32,734	SOFR + 2.50%		August 2026
Principal balance outstanding	288,370	277,734
Less: deferred financing costs	(2,018)	(2,396)
Total Secured indebtedness	$286,352	$275,338

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$—	$—	SOFR + 1.50%		June 2027	(a)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(b)	June 2027	(a)
$70.0M Term Loan	—	70,000	SOFR + 2.00%		February 2025	(a)
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(c)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.875% Guaranteed Notes due 2029	550,000	400,000	8.52%		April 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(d)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(d)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(d)	July 2035
Principal balance outstanding	2,028,610	1,948,610
Plus: original issue premium (discount), net	$8,695	$(544)
Less: deferred financing costs	(11,268)	(10,590)
Total unsecured indebtedness	$2,026,037	$1,937,476
Total Debt Obligations	$2,312,389	$2,212,814
(a)Spread includes a 10 basis point daily SOFR adjustment.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At June 30, 2025, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
(e)On July 23, 2025, we repaid our construction loan related to 155 King of Prussia Road in Radnor, Pennsylvania.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the six months ended June 30, 2025, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.86%, resulting in $1.7 million of interest expense for such period.
On June 27, 2025, the Operating Partnership completed an underwritten offering and sale of $150.0 million of its 8.875% Guaranteed Notes due 2029 (the "Additional 2029 Notes"). The Additional 2029 Notes form part of the same series as the Operating Partnership's outstanding 8.875% Guaranteed Notes due 2029 (the "Initial 2029 Notes"), and, following the issuance and sale of the Additional 2029 Notes on June 27, 2025, $550 million aggregate principal amount of the Operating Partnership's 8.875% Guaranteed Notes due 2029 are outstanding. The Additional 2029 Notes were priced at 106% of their face amount. The Additional 2029 Notes have been reflected net of premiums of $9.0 million, in the consolidated balance sheets as of June 30, 2025.

Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
The Company was in compliance with all financial covenants as of June 30, 2025. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of June 30, 2025, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2025 (six months remaining)	$—
2026	43,370
2027	700,000
2028	595,000
2029	900,000
Thereafter	78,610
Total principal payments	2,316,980
Net unamortized premiums/(discounts)	8,695
Net deferred financing costs	(13,286)
Outstanding indebtedness	$2,312,389
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2025 and December 31, 2024, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2025 and December 31, 2024 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,698,241	$1,731,135	$1,539,917	$1,537,210
Variable rate debt	371,166	351,242	430,293	403,880
Fixed rate debt	242,982	235,520	242,605	232,804
(a)Net of deferred financing costs of $10.5 million and $9.5 million for unsecured notes payable, $0.8 million and $1.1 million for variable rate debt and $2.0 million and $2.4 million for secured fixed rate debt as of June 30, 2025 and December 31, 2024.

The Company used quoted market prices as of June 30, 2025 and December 31, 2024 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2025. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2025 and December 31, 2024. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2025	12/31/2024				6/30/2025	12/31/2024
Assets
Swap	Interest Rate	Cash Flow	(a)	$—	$27,062	3.629%	January 12, 2024	December 30, 2026	$—	$206
Swap	Interest Rate	Cash Flow	(a)	—	250,000	3.713%	November 23, 2022	June 30, 2027	—	1,666
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	313
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	—	3.713%	November 23, 2022	June 30, 2027	$(1,301)	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	(21)	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	(143)	—
				$328,610	$328,610
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $2.7 million and $3.1 million as of June 30, 2025 and December 31, 2024, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended June 30, 2025) was approximately $2.2 million and $2.9 million as of June 30, 2025 and December 31, 2024, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(88,936)	$(88,936)	$30,267	$30,267
Net (income) loss attributable to noncontrolling interests	267	267	(94)	(94)
Nonforfeitable dividends allocated to unvested restricted shareholders	(322)	(322)	(277)	(277)
Net income (loss) attributable to common shareholders	$(88,991)	$(88,991)	$29,896	$29,896
Denominator
Weighted-average shares outstanding	173,532,583	173,532,583	172,563,136	172,563,136
Contingent securities/Share based compensation	—	—	—	2,132,515
Weighted-average shares outstanding	173,532,583	173,532,583	172,563,136	174,695,651
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.51)	$(0.51)	$0.17	$0.17

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(115,992)	$(115,992)	$13,853	$13,853
Net (income) loss attributable to noncontrolling interests	348	348	(48)	(48)
Nonforfeitable dividends allocated to unvested restricted shareholders	(751)	(751)	(613)	(613)
Net income (loss) attributable to common shareholders	$(116,395)	$(116,395)	$13,192	$13,192
Denominator
Weighted-average shares outstanding	173,225,737	173,225,737	172,385,087	172,385,087
Contingent securities/Share based compensation	—	—	—	1,957,064
Weighted-average shares outstanding	173,225,737	173,225,737	172,385,087	174,342,151
Earnings (loss) per Common Share:
Net income (loss) attributable to common shareholders	$(0.67)	$(0.67)	$0.08	$0.08
Redeemable common limited partnership units totaling 515,595 at June 30, 2025 and June 30, 2024 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2025 and 2024, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On May 21, 2025, the Parent Company declared a distribution of $0.15 per common share, totaling $26.5 million, which was paid on July 17, 2025 to shareholders of record as of July 2, 2025.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the six months ended June 30, 2025 and June 30, 2024, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(88,936)	$(88,936)	$30,267	$30,267
Net income attributable to noncontrolling interests	—	—	(3)	(3)
Nonforfeitable dividends allocated to unvested restricted unitholders	(322)	(322)	(277)	(277)
Net income (loss) attributable to common unitholders	$(89,258)	$(89,258)	$29,987	$29,987
Denominator
Weighted-average units outstanding	174,048,178	174,048,178	173,078,731	173,078,731
Contingent securities/Share based compensation	—	—	—	2,132,515
Total weighted-average units outstanding	174,048,178	174,048,178	173,078,731	175,211,246
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.51)	$(0.51)	$0.17	$0.17

	Six Months Ended June 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net income (loss)	$(115,992)	$(115,992)	$13,853	$13,853
Net income attributable to noncontrolling interests	—	—	(6)	(6)
Nonforfeitable dividends allocated to unvested restricted unitholders	(751)	(751)	(613)	(613)
Net income (loss) attributable to common unitholders	$(116,743)	$(116,743)	$13,234	$13,234
Denominator
Weighted-average units outstanding	173,741,332	173,741,332	172,900,681	172,900,681
Contingent securities/Share based compensation	—	—	—	1,957,064
Total weighted-average units outstanding	173,741,332	173,741,332	172,900,681	174,857,745
Earnings (loss) per Common Partnership Unit:
Net income (loss) attributable to common unitholders	$(0.67)	$(0.67)	$0.08	$0.08
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and six months ended June 30, 2025 and 2024, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On May 21, 2025, the Operating Partnership declared a distribution of $0.15 per common partnership unit, totaling $26.5 million, which was paid on July 17, 2025 to unitholders of record as of July 2, 2025.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the six months ended June 30, 2025 and June 30, 2024, the Company did not repurchase any units under the program.
13. SEGMENT INFORMATION
As of June 30, 2025, the Company owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the

City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2025	December 31, 2024
Philadelphia CBD	$1,580,520	$1,556,696
Pennsylvania Suburbs	882,593	869,179
Austin, Texas	515,024	671,150
Total Core Segments	2,978,137	3,097,025
Other	282,360	277,755
Operating properties	$3,260,497	$3,374,780
Assets held for sale	58,801	—
Total	$3,319,298	$3,374,780

Corporate
Right of use asset - operating leases, net	$18,108	$18,412
Construction-in-progress	$90,950	$94,628
Land held for development	$74,541	$81,318
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended June 30,
	2025			2024
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$56,683	$(20,372)	$36,311	$56,723	$(19,071)	$37,652
Pennsylvania Suburbs	31,310	(9,963)	21,347	31,666	(9,897)	21,769
Austin, Texas	18,499	(7,785)	10,714	22,154	(8,834)	13,320
Other	9,995	(4,380)	5,615	10,308	(5,132)	5,176
Corporate	4,084	(2,856)	1,228	4,495	(3,380)	1,115
Operating properties	$120,571	$(45,356)	$75,215	$125,346	$(46,314)	$79,032

	Six Months Ended June 30,
	2025			2024
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$112,071	$(41,003)	$71,068	$112,711	$(38,953)	$73,758
Pennsylvania Suburbs	63,241	(20,018)	43,223	63,685	(19,256)	44,429
Austin, Texas	36,650	(15,552)	21,098	45,409	(17,847)	27,562
Other	20,518	(9,604)	10,914	21,276	(10,594)	10,682
Corporate	9,607	(6,770)	2,837	8,749	(7,078)	1,671
Operating properties	$242,087	$(92,947)	$149,140	$251,830	$(93,728)	$158,102
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2025	December 31, 2024	2025	2024	2025	2024
Philadelphia CBD	$453,070	$452,334	$(7,651)	$(10,223)	$(11,859)	$(19,836)
Mid-Atlantic Office JV	11,119	10,844	436	—	275	(1,693)
MAP Venture	—	—	—	(3,339)	—	(6,562)
Austin, Texas	74,605	90,495	(7,510)	(4)	(13,398)	(4)
Other	16,747	16,782	(107)	(941)	(361)	—
Total	$555,541	$570,455	$(14,832)	$(14,507)	$(25,343)	$(28,095)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$(88,936)	$30,267	$(115,992)	$13,853
Plus:
Interest expense	32,345	29,494	64,190	54,543
Interest expense - amortization of deferred financing costs	1,197	1,415	2,427	2,506
Depreciation and amortization	43,762	44,187	88,115	89,229
General and administrative expenses	9,325	8,941	26,795	20,045
Equity in loss of unconsolidated real estate ventures	14,832	14,507	25,343	28,095
Provision for impairment	63,369	6,427	63,369	6,427
Gain on early extinguishment of debt	—	(941)	—	(941)
Less:
Interest and investment income	850	1,512	2,036	1,933
Income tax provision	(85)	(9)	(85)	(11)
Net gain (loss) on disposition of real estate	(86)	—	2,973	—
Net gain on real estate venture transactions	—	53,762	183	53,733
Consolidated net operating income	$75,215	$79,032	$149,140	$158,102
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
Debt Guarantees and Equity Funding Commitments
As of June 30, 2025, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $756.0 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

In accordance with the agreement with its partner in the 3025 JFK Venture, the Company provided cost overrun and completion guarantees for the project developed by the 3025 JFK Venture. With respect to the $186.7 million construction loan obtained by 3025 JFK Venture on July 23, 2021, which was originally scheduled to mature on July 22, 2025, 3025 JFK Venture extended the maturity date to July 22, 2026 and capped the principal balance at the current balance of $178.0 million. The Company has also provided a carry guarantee and limited payment guarantee up to 25% of the principal balance of the construction loan.

In accordance with the agreement with its partner in the 3151 Market Street Venture, which was formed in July 2022, the Company provided cost overrun and completion guaranties for the development of the project undertaken by this venture. The project was substantially completed in the fourth quarter of 2024. Development costs totaled approximately $317.0 million. As of June 30, 2025, the Company had funded approximately $213.6 million of the development costs, with the balance of the development costs funded by the Company’s partner in the venture. The original 2022 budget for this development contemplated receipt of third party secured financing for approximately 50% of the development costs and equity funding for the balance of the costs, with 65% of the balance to be funded by the Company and 35% of the balance to be funded by the partner. As of the date of this Form 10-Q, no such third-party secured financing has been obtained and the partner funded $50.0 million in fulfillment of its total capital commitment. The venture continues to seek third-party secured financing.

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
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of June 30, 2025, the Company has not funded any amounts on account of the foregoing commitment except for certain outstanding reimbursables for services provided by the Company.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2025, had $5.0 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2025, the Company estimated that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of June 30, 2025, the Company had funded $3.0 million of the foregoing commitment.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, including any impacts from the imposition of tariffs and changes to the U.S. trade policy, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements as a result of subsequent events, new information, changed circumstances or otherwise, except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2025 and December 31, 2024 and for the three and six months ended June 30, 2025 and 2024 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2025, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
Our financial condition and operating performance are dependent upon the demand for office, residential, life science, parking and retail space in our markets, our leasing results, our acquisition, disposition and development/redevelopment activity, our financing activity, our cash requirements and economic and market conditions, including prevailing interest rates.
We generate cash and revenue from leases of space at our Properties and, to a lesser extent, from the management and development/redevelopment of properties owned by third parties (primarily unconsolidated real estate ventures) and from investments in the unconsolidated real estate ventures. Factors that we evaluate when leasing space include rental rates, costs of tenant improvements, tenant creditworthiness, current and expected operating costs, the length of the lease term, vacancy levels and demand for space. We also generate cash through sales of assets, including assets that we do not view as core to our business plan, either because of location or expected growth potential, and assets that are commanding premium prices from third-party investors.
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
Notwithstanding the challenging macroeconomic conditions, which have contributed to recent difficulties in asset dispositions at acceptable prices, leasing of vacant space at attractive rents and sourcing of capital for development projects at acceptable costs, as well as to impairments of assets, we believe that our portfolio or Properties and investments, and liquidity profile, will allow us to maintain stable operating performance. In our ongoing assessment of our Properties we consider both their quantitative and qualitative attributes, including in relation to other properties within a given submarket or adjacent submarkets that compete with our portfolio for tenants. The attributes that we consider in our assessment include the age and condition of the property, average asking rental rates, access to mass transit and highways, floorplate efficiencies, amenities within, and nearby, the property and availability of parking as well as market demographics that bear on demand for space at our properties. We also believe that our portfolio and liquidity profile will enable us to raise capital, as necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2025 was 88.6% compared to 87.3% at June 30, 2024.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	11,289,339	12,698,115	11,289,339	12,698,115
Occupancy percentage (end of period)	88.6%	87.3%	88.6%	87.3%
Average occupancy percentage	87.3%	87.3%	87.4%	87.7%
Total Portfolio(2):
Tenant retention rate (3)	81.9%	67.1%	65.4%	67.2%
New leases and expansions commenced (square feet)	92,384	125,193	187,318	254,985
Leases renewed (square feet)	210,230	230,383	441,955	393,978
Net (negative) absorption (square feet)	13,134	(43,530)	(133,324)	(92,468)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	15.6%	28.0%	8.4%	20.0%
Renewal rental rates	1.7%	8.7%	(1.6)%	12.3%
Combined rental rates	2.1%	10.8%	5.3%	13.8%
Weighted average lease term for leases commenced (years)	4.5	5.1	4.4	6.2
Average annual rent (per square foot) (7) (8)	$45.41	$38.07	$37.52	$40.57
Capital Costs Committed (5) (6) (7):
Leasing commissions (per square foot)	$3.14	$5.40	$3.51	$8.24
Tenant improvements (per square foot)	$3.86	$13.44	$7.70	$23.94
Total capital per square foot per lease year	$1.45	$3.70	$2.69	$4.14
Average annualized capital as % of average annual rent (7) (8)	4.1%	10.8%	7.8%	12.7%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended June 30, 2025 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The decreases for the three and six months ended June 30, 2025 are primarily due to leases having a lower average lease terms and a lower percentage of new leases compared to renewals.
(7)For comparison purposes, we exclude new leases of space when the previous lease of such space ended more than 12 months prior to the signing date for the new leases.
(8)Average annual rent represents total initial contractual rent under the applicable leases (as impacted by free rent) plus contractual fixed rent increases due under the applicable leases averaged over the total terms (without regard to extension options) of the applicable leases.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	% Occupied	% Occupied
	2025	2024
Philadelphia CBD	93.5%	95.2%
Pennsylvania Suburbs	87.8%	84.9%
Austin, Texas	77.7%	79.4%
Other	88.7%	82.2%
Total - Core Properties	88.6%	87.3%

The table below summarizes the occupancy statistics of our Properties, broken down by property types for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,		Six Months Ended June 30,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2025	2024	2025	2024
Office	91.7%	91.5%	92.1%	87.0%
Life Science (1)	5.6%	5.6%	78.7%	84.4%
Residential (2)	2.7%	2.9%	87.5%	85.0%
Total (3)	100.0%	100.0%	91.1%	86.9%
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.9% of our total square footage as of June 30, 2025 (representing approximately 2.2% of the occupied rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2025. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.7 million, or 0.4%, of our accrued rent receivable balance as of June 30, 2025, compared to $0.9 million, or 0.5%, of our accrued rent receivable balance as of December 31, 2024.
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
As of June 30, 2025, the following project is in active development (dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Activity Type	Approximate Room Count	Estimated Costs	Amount Funded	Debt Financing
165 King of Prussia Road	Radnor, PA	Q2 2026	Development	120	$59,500	$14,021	$—
In addition to the property listed above, we have classified one office building in Wilmington, Delaware as redevelopment, but we have yet to incur material development costs on the project.

As of June 30, 2025, the following unconsolidated real estate venture development projects remain in development (dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Debt Financing	Our Share Remaining to be Funded
3025 JFK Boulevard (66%)	Philadelphia, PA	Q4 2023	(a)	$325,000	$294,400	$178,000	$30,600
3151 Market Street (76%)	Philadelphia, PA	Q4 2024	441,000	$316,909	$213,600	$158,500	$—
One Uptown - Office (62%)	Austin, TX	Q1 2024	362,679	$206,400	$154,200	$121,650	$4,800
One Uptown - Multifamily (50%)	Austin, TX	Q3 2024	341 Units	$144,029	$132,600	$85,000	$—
(a)Mixed used building with 428,000 rentable square feet consisting of 200,000 square feet of life science/innovation office, 219,000 square feet of residential (326 units), and 9,000 square feet of retail. Residential component stabilized in Q2 2025. Projected commercial stabilization is Q1 2026.

As of the date of this Form 10-Q, the 3151 Market Street Venture has not secured financing. Under the partnership agreement with our partner in this real estate venture, after our partner has funded its capital commitment, which it has already funded, as discussed in Note 14, "Commitments and Contingencies" to our consolidated financial statements, then, until third-party financing has been obtained, we will continue to be obligated to fund the balance of construction costs incurred in the project development.
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2025 and 2024. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
NOI as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 13, “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. See Note 13, “Segment Information,” to our consolidated financial statements for a reconciliation of NOI to our consolidated net income as defined by GAAP.
Comparison of the Three Months Ended June 30, 2025 and June 30, 2024
The following comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.1 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended June 30, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2024 and owned and consolidated through June 30, 2025, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended June 30, 2025 and 2024;
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to April 1, 2024;
(d)“Development/Redevelopment Properties,” which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q2 2024 through Q2 2025 Dispositions,” which represents eight properties disposed of from April 1, 2024 through June 30, 2025.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$104.2	$101.5	$2.7	2.7%	$4.0	$1.7	$0.7	$0.8	$5.3	$14.0	$114.2	$118.0	$(3.8)	(3.2)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.9	5.7	4.9	5.7	(0.8)	(14.0)%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	1.2	1.4	1.5	1.6	(0.1)	(6.3)%
Total revenue	104.5	101.7	2.8	2.8%	4.0	1.7	0.7	0.8	11.4	21.1	120.6	125.3	(4.7)	(3.8)%
Property operating expenses	27.7	26.5	1.2	4.5%	0.7	0.4	0.5	0.5	2.4	4.0	31.3	31.4	(0.1)	(0.3)%
Real estate taxes	10.3	10.4	(0.1)	(1.0)%	0.1	0.1	0.2	0.2	0.9	1.8	11.5	12.5	(1.0)	(8.0)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.5	2.4	2.5	2.4	0.1	4.2%
Net operating income	66.5	64.8	1.7	2.6%	3.2	1.2	—	0.1	5.6	12.9	75.3	79.0	(3.7)	(4.7)%
Depreciation and amortization	35.6	34.3	1.3	3.8%	2.2	1.5	0.3	0.3	5.7	8.1	43.8	44.2	(0.4)	(0.9)%
General & administrative expenses	—	—	—	—%	—	—	—	—	9.3	8.9	9.3	8.9	0.4	4.5%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	63.4	6.4	63.4	6.4	57.0	890.6%
Net loss on disposition of real estate											0.1	—	0.1	—%
Operating income (loss)	$30.9	$30.5	$0.4	1.3%	$1.0	$(0.3)	$(0.3)	$(0.2)	$(72.8)	$(10.5)	$(41.3)	$19.5	$(60.8)	(311.8)%
Number of properties	59	59			2		2				—
Square feet	11.1	11.1			0.3		0.3				11.4
Same Store Occupancy % (b)	88.5%	87.1%
Other Income (Expense):
Interest and investment income											0.9	1.5	(0.6)	(40.0)%
Interest expense											(32.4)	(29.5)	(2.9)	9.8%
Interest expense — Deferred financing costs											(1.2)	(1.4)	0.2	(14.3)%
Equity in loss of unconsolidated real estate ventures											(14.8)	(14.5)	(0.3)	2.1%
Net gain on real estate venture transactions											—	53.8	(53.8)	(100.0)%
Gain on early extinguishment of debt											—	0.9	(0.9)	(100.0)%
Income tax provision											(0.1)	—	(0.1)	—%
Net income (loss)											$(88.9)	$30.3	$(119.2)	(393.4)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.51)	$0.17	$(0.68)	(400.0)%
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

Rents
Rents decreased primarily as a result of the following:
•$3.4 million decrease due to the sale of five office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$3.5 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024; and
•Partially offset by $2.2 million increase related to our Recently Completed/Acquired Properties, which are comprised of 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA.
Provision for Impairment
During the second quarter of 2024, we recognized a provision for impairment of $6.4 million on office properties located in our Austin, Texas segment.
During second quarter of 2025, the Company recognized $63.4 million in aggregate impairments, comprised of (i) $34.1 million on two properties classified as held for use located in our Austin, Texas segment, (ii) $13.4 million on the sale of an office property located in our Austin, Texas segment and (iii) $15.9 million on one property classified as held-for-sale in our Austin, Texas Segment. See Note 3 "Real Estate Investments".
Net gain (loss) on real estate venture transactions
In the second quarter of 2024, we recapitalized our MAP Venture, in which we had a negative investment balance of $52.2 million as of March 31, 2024. In connection with the recapitalization, we recognized a one-time, non-cash gain of $53.8 million in connection with the derecognition of the negative investment balance in the Original MAP Venture.

Comparison of the Six Months Ended June 30, 2025 and June 30, 2024
The following comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.1 million net rentable square feet, and represents properties that we owned and consolidated for the six-month periods ended June 30, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2024 and owned and consolidated through June 30, 2025 excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the six months ended June 30, 2025 and 2024;
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2024;
(d)"Development/Redevelopment Properties," which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)"YTD 2024 and 2025 Dispositions," which represents eight properties disposed of from January 1, 2024 through June 30, 2025.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$208.5	$204.9	$3.6	1.8%	$8.1	$3.5	$1.7	$1.6	$10.3	$27.0	$228.6	$237.0	$(8.4)	(3.5)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	10.7	11.6	10.7	11.6	(0.9)	(7.8)%
Other	0.5	0.4	0.1	25.0%	—	—	—	—	2.3	2.8	2.8	3.2	(0.4)	(12.5)%
Total revenue	209.0	205.3	3.7	1.8%	8.1	3.5	1.7	1.6	23.3	41.4	242.1	251.8	(9.7)	(3.9)%
Property operating expenses	56.3	53.2	3.1	5.8%	1.5	0.8	1.1	1.0	6.0	8.6	64.9	63.6	1.3	2.0%
Real estate taxes	20.5	20.9	(0.4)	(1.9)%	0.3	0.2	0.3	0.4	1.9	3.6	23.0	25.1	(2.1)	(8.4)%
Third party management expenses	—	—	—	—%	—	—	—	—	5.1	5.0	5.1	5.0	0.1	2.0%
Net operating income	132.2	131.2	1.0	0.8%	6.3	2.5	0.3	0.2	10.3	24.2	149.1	158.1	(9.0)	(5.7)%
Depreciation and amortization	70.6	69.4	1.2	1.7%	4.3	3.0	0.6	0.5	12.6	16.3	88.1	89.2	(1.1)	(1.2)%
General & administrative expenses	—	—	—	—%	—	—	—	—	26.8	20.0	26.8	20.0	6.8	34.0%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	63.4	6.4	63.4	6.4	57.0	890.6%
Net gain on disposition of real estate											(3.0)	—	(3.0)	—%
Net loss on sale of undepreciated real estate											—	—	—	—%
Operating income (loss)	$61.6	$61.8	$(0.2)	(0.3)%	$2.0	$(0.5)	$(0.3)	$(0.3)	$(92.5)	$(18.5)	$(26.2)	$42.5	$(68.7)	(161.6)%
Number of properties	59	59			2		2				63
Square feet	11.1	11.1			0.3		0.3				11.8
Core Occupancy % (b)	88.5%	87.1%
Other Income (Expense):
Interest and investment income											2.0	1.9	0.1	5.3%
Interest expense											(64.2)	(54.5)	(9.7)	17.8%
Interest expense — Deferred financing costs											(2.4)	(2.5)	0.1	(4.0)%
Interest expense — Financing Obligation											—	—	—	—%
Equity in loss of unconsolidated real estate ventures											(25.3)	(28.1)	2.8	(10.0)%
Net gain on real estate venture transactions											0.2	53.7	(53.5)	(99.6)%
Gain on early extinguishment of debt											—	0.9	(0.9)
Income tax provision											(0.1)	—	(0.1)	—%
Net income (loss)											$(116.0)	$13.9	$(129.9)	(934.5)%
Net income (loss) attributable to Common Shareholders of Brandywine Realty Trust											$(0.67)	$0.08	$(0.75)	(937.5)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale.
(b)Pertains to Same Store Properties.
(c)Held for use and held for sale impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).

Rents
Rents decreased primarily as a result of the following:
•$6.8 million decrease due to the sale of five office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$6.8 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024; and
•Partially offset by $4.6 million increase related to our Recently Completed/Acquired Properties, which are comprised of 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA.
General & administrative expenses
General & administrative expenses increased due to higher stock compensation expenses recognized in the first quarter of 2025 compared to 2024.
Provision for Impairment
During the second quarter of 2024, we recognized a provision for impairment of $6.4 million on office properties located in our Austin, Texas segment.
During second quarter of 2025, the Company recognized $63.4 million in aggregate impairments, comprised of (i) $34.1 million on two properties classified as held for use located in our Austin, Texas segment, (ii) $13.4 million on the sale of an office property located in our Austin, Texas segment and (iii) $15.9 million on one property classified as held-for-sale in our Austin, Texas Segment. See Note 3 "Real Estate Investments".
Net gain on disposition of real estate
During the first quarter of 2025, the Company recognized a gain of $3.1 million from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017. In March 2017, the Company sold the property for a gross sales price of $21.4 million. At the settlement, the Company received a partial payment of $12.0 million and recognized a corresponding gain on sale of $6.5 million. The remainder of the payment of $9.4 million was deferred and was initially contingent upon termination or expiration of a lease at the property with an existing tenant. In 2024, the deferred contingent payment obligation was changed to a fixed payment obligation, and the $6.3 million remaining deferred payment, together with interest thereon at 11% per annum, is due in February 2026 and will be recognized as a gain if and when cash is received.
Interest Expense
Interest expense increased primarily due to our issuance of $400 million aggregate principal amount of 2029 Notes in April 2024 and our issuance of an additional $150 million aggregate principal amount of 2029 Notes in June 2025, partially offset by the redemption of our 2024 $350.0 million 4.10% Guaranteed Notes. Additionally, during the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
Net gain on real estate venture transactions
In the second quarter of 2024, we recapitalized our Original MAP Venture, in which we had a negative investment balance of $52.2 million as of March 31, 2024. In connection with the recapitalization, we recognized a one-time, non-cash gain of $53.8 million in connection with the derecognition of the negative investment balance in the Original MAP Venture.

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

As of June 30, 2025, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development/redevelopment and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2025 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our Unsecured Credit Facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our Unsecured Credit Facility, including unsecured term loans and unsecured notes. As of June 30, 2025 we were in compliance with all of our debt covenants and requirement obligations.
On June 27, 2025, we completed an underwritten offering and sale of $150.0 million of our 8.875% Guaranteed Notes due 2029 (the "Additional 2029 Notes"). The Additional 2029 Notes form part of the same series as our then outstanding $400 million aggregate principal amount of 8.875% Guaranteed Notes due 2029 (the "Initial 2029 Notes"), and, following the issuance and sale of the Additional 2029 Notes on June 27, 2025, $550 million aggregate principal amount of our 8.875% Guaranteed Notes due 2029 are outstanding. The Additional 2029 Notes were priced at 106% of their face amount. We received approximately $157 million of net proceeds from our issuance of the Additional 2029 Notes after the deduction for underwriting discounts and offering expenses. The Additional 2029 Notes have been reflected net of premiums of $9.0 million in the consolidated balance sheets as of June 30, 2025.
We issued the Initial 2029 Notes on April 12, 2024 in an underwritten offering. The Initial 2029 Notes were priced at approximately 99.51% of their face amount. We received approximately $391.8 million of net proceeds from our issuance of the Initial 2029 Notes after the deduction for underwriting discounts and offering expenses.

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
As of June 30, 2025, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba2	BB+
Outlook	Stable	Stable
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of June 30, 2025, amounted to $2,028.6 million. The Operating Partnership’s secured debt obligations as of June 30, 2025, amounted to $288.4 million.
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
See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our share repurchase program. We expect to fund any additional share repurchases with a combination of available cash balances and availability under our Unsecured Credit Facility. The timing and amounts of any repurchases will depend on a variety of factors, including market conditions, regulatory requirements, share prices, capital availability and other factors as determined by our management team. The repurchase program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time without notice.
Liquidity
As of June 30, 2025, we had $122.6 million of cash and cash equivalents and $560.8 million of available borrowings under our Unsecured Credit Facility, net of $39.2 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2025 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2025 and December 31, 2024, we maintained cash and cash equivalents and restricted cash of $123.8 million and $96.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2025	2024	(Decrease) Increase
Operating	$40,704	$71,970	$(31,266)
Investing	(56,485)	(154,094)	97,609
Financing	43,363	51,103	(7,740)
Net cash flows	$27,582	$(31,021)	$58,603
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Capital expenditures and capitalized interest	(8,406)
Capital improvements/acquisition deposits/leasing costs	(523)
Unconsolidated real estate venture investments	90,787
Proceeds from the sale of properties	17,260
Capital distributions from unconsolidated real estate ventures	(1,509)
Return of equity from real estate ventures	—
Increase in net cash used in investing activities	$97,609
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2025, when compared to the six months ended June 30, 2024, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$(277,166)
Repayments of debt obligations	266,059
Dividends and distributions paid	(450)
Debt financing costs paid	4,193
Other financing activities	(376)
Decrease in net cash provided by financing activities	$(7,740)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,273,610	$2,123,610
Variable rate - unhedged	43,370	102,734
Total	$2,316,980	$2,226,344
Percent of Total Debt:
Fixed rate	98.1%	95.4%
Variable rate - unhedged	1.9%	4.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.2%	6.2%
Variable rate - unhedged	6.8%	6.5%
Total	6.2%	6.2%
Weighted-average maturity in years:
Fixed rate	3.4	3.8
Variable rate - unhedged	1.1	0.6
Total	3.3	3.7
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2025, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2025 (six months remaining)	$—	—%
2026	43,370	6.8%
2027	700,000	4.5%
2028	595,000	7.4%
2029	900,000	6.9%
Thereafter	78,610	5.2%
Totals	$2,316,980	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of June 30, 2025.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our dividends declared for the second quarter of 2025.

Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of June 30, 2025, approximately 97% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contain annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced increased inflation in our Same Store Property Portfolio, as our operating margins decreased to 63.5% and 63.1% for the three and six months ended June 30, 2025, respectively from 63.9% and 63.3% for the three and six months ended June 30, 2024, respectively. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 53.9% and 51.6% for the three months ended June 30, 2025 and 2024, respectively and 53.6% and 52.64% for the six months ended June 30, 2025 and 2024, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 14, “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our contractual obligations.
Funds from Operations (“FFO”)
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income (loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated real estate ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated real estate ventures. Our calculation of FFO includes gains from sale of undepreciated real estate and other assets, considered incidental to our main business, to third parties or unconsolidated real estate ventures. FFO is a non-GAAP financial measure. We believe that the use of FFO combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding property impairments, gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.
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

The following table presents a reconciliation of net income attributable to common shares and common unitholders to FFO for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(amounts in thousands, except share information)
Net income (loss) attributable to common unitholders	$(89,258)	$29,987	$(116,743)	$13,234
Add (deduct):
Amount allocated to unvested restricted unitholders	322	277	751	613
Net gain on real estate venture transactions	(304)	(53,762)	(198)	(53,733)
Net (gain) loss on disposition of real estate	86	—	(2,973)	—
Provision for impairment	63,369	6,427	63,369	6,427
Depreciation and amortization:
Real property	38,363	38,368	77,092	77,485
Leasing costs including acquired intangibles	4,588	4,904	9,403	9,923
Company’s share of unconsolidated real estate ventures	9,345	12,294	20,781	26,146
Partners’ share of consolidated real estate ventures	(4)	—	(7)	—
Funds from operations	$26,507	$38,495	$51,475	$80,095
Funds from operations allocable to unvested restricted shareholders	(395)	(467)	(700)	(886)
Funds from operations available to common share and unit holders (FFO)	$26,112	$38,028	$50,775	$79,209
Weighted-average shares/units outstanding — basic (a)	174,048,178	173,078,731	173,741,332	172,900,681
Weighted-average shares/units outstanding — fully diluted (a)	178,569,600	175,211,246	178,514,577	174,857,745
(a)Includes common shares and partnership units outstanding through the three and six months ended June 30, 2025 and 2024, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2025, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,700.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with no outstanding principal balance, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million, (v) a variable rate construction loan with an outstanding balance of $43.4 million, and (vi) one unsecured term loan of $250.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $5.7 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $5.9 million.

As of June 30, 2025, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,731.1 million. For sensitivity purposes, a 100-basis point change in the third-party pricing equates to a change in the total fair value of our debt of approximately $17.0 million at June 30, 2025.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $372.0 million as of June 30, 2025. The total fair value of our variable rate debt was approximately $351.2 million at June 30, 2025. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $9.9 million at June 30, 2025. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $10.4 million at June 30, 2025.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of June 30, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended June 30, 2025. As of June 30, 2025, $82.9 million remained available for repurchases under the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	4.1	Form of 8.875% Guaranteed Note due 2029 (previously filed as an exhibit to the Company's Form 8-K dated June 27, 2025 and incorporated herein by reference).
	10.1	Brandywine Realty Trust 2023 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2025).
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 28, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 28, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)