Form 10-Q
period 2025-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2025-11-07
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
A total of 173,699,039 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of November 2, 2025.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, as used in this report, terms such as “we”, “us”, and “our” may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2025, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,265,410	$3,374,780
Accumulated depreciation	(1,234,678)	(1,171,803)
Right of use asset - operating leases, net	17,957	18,412
Operating real estate investments, net	2,048,689	2,221,389
Construction-in-progress	94,635	94,628
Land held for development	73,395	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,244,481	2,425,097
Cash and cash equivalents	75,478	90,229
Restricted cash and escrows	1,050	5,948
Accounts receivable	15,493	12,703
Accrued rent receivable, net of allowance of $424 and $909 as of September 30, 2025 and December 31, 2024, respectively	183,153	184,312
Investment in unconsolidated real estate ventures	594,203	570,455
Deferred costs, net	77,449	84,317
Intangible assets, net	3,845	5,505
Other assets	124,249	113,647
Total assets	$3,319,401	$3,492,213
LIABILITIES AND BENEFICIARIES' EQUITY
Secured debt, net	$243,171	$275,338
Unsecured term loans, net	249,288	318,949
Unsecured senior notes, net	1,776,991	1,618,527
Accounts payable and accrued expenses	128,485	129,717
Distributions payable	14,108	26,256
Deferred income, gains and rent	16,041	35,414
Intangible liabilities, net	6,536	7,292
Lease liability - operating leases	23,676	23,546
Other liabilities	14,203	12,587
Total liabilities	$2,472,499	$2,447,626
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 173,699,039 and 172,665,995 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,734	1,724
Additional paid-in-capital	3,198,013	3,182,621
Deferred compensation payable in common shares	23,069	20,456
Common shares in grantor trust, 1,583,000 and 1,221,333 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	(23,069)	(20,456)
Cumulative earnings	641,936	783,499
Accumulated other comprehensive income (loss)	(1,556)	2,521
Cumulative distributions	(2,998,577)	(2,931,730)
Total Brandywine Realty Trust's equity	841,550	1,038,635
Noncontrolling interests	5,352	5,952
Total beneficiaries' equity	$846,902	$1,044,587
Total liabilities and beneficiaries' equity	$3,319,401	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Rents	$114,742	$117,958	$343,366	$354,975
Third party management fees, labor reimbursement and leasing	4,540	6,093	15,242	17,685
Other	2,135	7,731	4,896	10,952
Total revenue	121,417	131,782	363,504	383,612
Operating expenses
Property operating expenses	31,412	31,900	96,303	95,532
Real estate taxes	11,647	11,892	34,586	37,019
Third party management expenses	2,350	2,487	7,467	7,456
Depreciation and amortization	43,005	44,301	131,120	133,530
General and administrative expenses	7,841	12,681	34,636	32,726
Provision for impairment	—	37,980	63,369	44,407
Total operating expenses	96,255	141,241	367,481	350,670
Gain on sale of real estate
Net gain on disposition of real estate	35	—	3,008	—
Total gain on sale of real estate	35	—	3,008	—
Operating income (loss)	25,197	(9,459)	(969)	32,942
Other income (expense):
Interest and investment income	1,238	639	3,274	2,572
Interest expense	(32,914)	(30,561)	(97,104)	(85,104)
Interest expense - amortization of deferred financing costs	(1,336)	(1,247)	(3,763)	(3,753)
Equity in loss of unconsolidated real estate ventures	(18,183)	(125,862)	(43,526)	(153,957)
Net gain on real estate venture transactions	—	770	183	54,503
Gain on early extinguishment of debt	—	—	—	941
Net loss before income taxes	(25,998)	(165,720)	(141,905)	(151,856)
Income tax provision	—	—	(85)	(11)
Net loss	(25,998)	(165,720)	(141,990)	(151,867)
Net loss attributable to noncontrolling interests	79	500	427	452
Net loss attributable to Brandywine Realty Trust	(25,919)	(165,220)	(141,563)	(151,415)
Nonforfeitable dividends allocated to unvested restricted shareholders	(313)	(276)	(1,064)	(889)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(26,232)	$(165,496)	$(142,627)	$(152,304)

Basic loss per Common Share	$(0.15)	$(0.96)	$(0.82)	$(0.88)

Diluted loss per Common Share	$(0.15)	$(0.96)	$(0.82)	$(0.88)

Basic weighted average shares outstanding	173,699,312	172,668,731	173,385,330	172,480,325
Diluted weighted average shares outstanding	173,699,312	172,668,731	173,385,330	172,480,325

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(25,998)	$(165,720)	$(141,990)	$(151,867)
Comprehensive loss:
Unrealized loss on derivative financial instruments	(439)	(9,919)	(4,090)	(3,112)
Total comprehensive loss	(439)	(9,919)	(4,090)	(3,112)
Comprehensive loss	(26,437)	(175,639)	(146,080)	(154,979)
Comprehensive loss attributable to noncontrolling interest	80	529	440	459
Comprehensive loss attributable to Brandywine Realty Trust	$(26,357)	$(175,110)	$(145,640)	$(154,520)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(26,975)			(81)	(27,056)
Other comprehensive loss								(2,544)		(8)	(2,552)
Share-based compensation activity	439,776	258,549	4	11,294	1,199	(1,199)					11,298
Share Issuance from/(to) Deferred Compensation Plan	(54,808)	(138,310)		(406)	220	(220)					(406)
Reallocation of Noncontrolling interest				(24)						24	—
Distributions declared $0.15 per share)									(26,398)	(77)	(26,475)
BALANCE, March 31, 2025	173,050,963	1,341,572	$1,728	$3,193,485	$21,875	$(21,875)	$756,524	$(23)	$(2,958,128)	$5,810	$999,396
Net loss							(88,669)			(267)	(88,936)
Other comprehensive loss								(1,095)		(4)	(1,099)
Share-based compensation activity	726,852	320,204	5	2,375	1,194	(1,194)					2,380
Share Issuance from/(to) Deferred Compensation Plan	(75,638)	(75,638)		(42)							(42)
Reallocation of Noncontrolling interest				(5)						5	—
Distributions declared $0.15 per share)									(26,380)	(77)	(26,457)
BALANCE, June 30, 2025	173,702,177	1,586,138	$1,733	$3,195,813	$23,069	$(23,069)	$667,855	$(1,118)	$(2,984,508)	$5,467	$885,242
Net loss							(25,919)			(79)	(25,998)
Other comprehensive loss								(438)		(1)	(439)
Share-based compensation activity			1	2,206							2,207
Share Issuance from/(to) Deferred Compensation Plan	(3,138)	(3,138)									—
Reallocation of Noncontrolling interest				(6)						6	—
Distributions declared ($0.08 per share)									(14,069)	(41)	(14,110)
BALANCE, September 30, 2025	173,699,039	1,583,000	$1,734	$3,198,013	$23,069	$(23,069)	$641,936	$(1,556)	$(2,998,577)	$5,352	$846,902
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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(141,990)	$(151,867)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,120	133,530
Amortization of deferred financing costs	3,763	3,753
Amortization of debt discount/(premium), net	(228)	(2,540)
Amortization of stock compensation costs	16,006	13,068
Straight-line rent income	(1,541)	(5,745)
Amortization of acquired above (below) market leases, net	(568)	(706)
Ground rent expense	579	589
Net gain on real estate venture transactions	—	(54,503)
Gain on early extinguishment of debt	—	(941)
Provision for impairment	63,369	44,407
Loss from unconsolidated real estate ventures, including income distributions	43,527	153,957
Income tax provision	85	11
Changes in assets and liabilities:
Accounts receivable	(1,132)	1,787
Other assets	(9,771)	(14,343)
Accounts payable and accrued expenses	5,440	4,851
Deferred income, gains and rent	(19,009)	(1,740)
Other liabilities	(1,483)	634
Net cash provided by operating activities	88,167	124,202
Cash flows from investing activities:
Proceeds from the sale of properties	69,930	45,250
Capital expenditures for tenant improvements	(54,343)	(55,214)
Capital expenditures for redevelopments	(5,178)	(8,747)
Capital expenditures for developments	(20,881)	(29,580)
Advances for the purchase of tenant assets, net of repayments	(1,636)	1,377
Investment in unconsolidated real estate ventures	(61,883)	(143,751)
Capital distributions from unconsolidated real estate ventures	3,122	3,941
Leasing costs paid	(10,203)	(6,307)
Net cash used in investing activities	(81,072)	(193,031)
Cash flows from financing activities:
Proceeds from credit facility borrowings	120,000	131,000
Repayments of credit facility borrowings	(120,000)	(91,000)
Proceeds from unsecured notes	159,000	400,000
Repayments of unsecured notes	—	(339,059)
Proceeds from unsecured term loan	—	13,000
Repayments of unsecured term loan	(70,000)	—
Proceeds from construction loan	10,636	15,943
Repayments of construction loan	(43,370)	—
Debt financing costs paid	(2,286)	(6,334)
Shares used for employee taxes upon vesting of share awards	(1,538)	(1,028)
Distributions paid to shareholders	(78,954)	(78,303)
Distributions to noncontrolling interest	(232)	(231)
Net cash provided by (used in) financing activities	(26,744)	43,988
Decrease in cash and cash equivalents and restricted cash	(19,649)	(24,841)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$76,528	$42,693

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534
Cash and cash equivalents, end of period	$75,478	$36,498
Restricted cash, end of period	1,050	6,195
Cash and cash equivalents and restricted cash, end of period	$76,528	$42,693

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2025 and 2024 of $9,801 and $13,866, respectively	$82,251	$86,398
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,108	26,230
Change in notes receivable from sale of properties	—	19,919
Change in capital expenditures financed through accounts payable at period end	(8,514)	8,383
Change in capital expenditures financed through retention payable at period end	549	(2,331)
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,265,410	$3,374,780
Accumulated depreciation	(1,234,678)	(1,171,803)
Right of use asset - operating leases, net	17,957	18,412
Operating real estate investments, net	2,048,689	2,221,389
Construction-in-progress	94,635	94,628
Land held for development	73,395	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,244,481	2,425,097
Cash and cash equivalents	75,478	90,229
Restricted cash and escrows	1,050	5,948
Accounts receivable	15,493	12,703
Accrued rent receivable, net of allowance of $424 and $909 as of September 30, 2025 and December 31, 2024, respectively	183,153	184,312
Investment in unconsolidated real estate ventures	594,203	570,455
Deferred costs, net	77,449	84,317
Intangible assets, net	3,845	5,505
Other assets	124,249	113,647
Total assets	$3,319,401	$3,492,213
LIABILITIES AND PARTNERS' EQUITY
Secured debt, net	$243,171	$275,338
Unsecured term loans, net	249,288	318,949
Unsecured senior notes, net	1,776,991	1,618,527
Accounts payable and accrued expenses	128,485	129,717
Distributions payable	14,108	26,256
Deferred income, gains and rent	16,041	35,414
Intangible liabilities, net	6,536	7,292
Lease liability - operating leases	23,676	23,546
Other liabilities	14,203	12,587
Total liabilities	$2,472,499	$2,447,626
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2,231	2,870
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 173,699,039 and 172,665,995 units issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	843,757	1,036,712
Accumulated other comprehensive income (loss)	(1,900)	2,190
Total Brandywine Operating Partnership, L.P.'s equity	841,857	1,038,902
Noncontrolling interest - consolidated real estate ventures	2,814	2,815
Total partners' equity	$844,671	$1,041,717
Total liabilities and partners' equity	$3,319,401	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Rents	$114,742	$117,958	$343,366	$354,975
Third party management fees, labor reimbursement and leasing	4,540	6,093	15,242	17,685
Other	2,135	7,731	4,896	10,952
Total revenue	121,417	131,782	363,504	383,612
Operating expenses
Property operating expenses	31,412	31,900	96,303	95,532
Real estate taxes	11,647	11,892	34,586	37,019
Third party management expenses	2,350	2,487	7,467	7,456
Depreciation and amortization	43,005	44,301	131,120	133,530
General and administrative expenses	7,841	12,681	34,636	32,726
Provision for impairment	—	37,980	63,369	44,407
Total operating expenses	96,255	141,241	367,481	350,670
Gain on sale of real estate
Net gain on disposition of real estate	35	—	3,008	—
Total gain on sale of real estate	35	—	3,008	—
Operating income (loss)	25,197	(9,459)	(969)	32,942
Other income (expense):
Interest and investment income	1,238	639	3,274	2,572
Interest expense	(32,914)	(30,561)	(97,104)	(85,104)
Interest expense - amortization of deferred financing costs	(1,336)	(1,247)	(3,763)	(3,753)
Equity in loss of unconsolidated real estate ventures	(18,183)	(125,862)	(43,526)	(153,957)
Net gain on real estate venture transactions	—	770	183	54,503
Gain on early extinguishment of debt	—	—	—	941
Net loss before income taxes	(25,998)	(165,720)	(141,905)	(151,856)
Income tax provision	—	—	(85)	(11)
Net loss	(25,998)	(165,720)	(141,990)	(151,867)
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	1	3	1	(3)
Net loss attributable to Brandywine Operating Partnership, L.P.	(25,997)	(165,717)	(141,989)	(151,870)
Nonforfeitable dividends allocated to unvested restricted unitholders	(313)	(276)	(1,064)	(889)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(26,310)	$(165,993)	$(143,053)	$(152,759)

Basic loss per Common Partnership Unit	$(0.15)	$(0.96)	$(0.82)	$(0.88)

Diluted loss per Common Partnership Unit	$(0.15)	$(0.96)	$(0.82)	$(0.88)

Basic weighted average common partnership units outstanding	174,214,907	173,184,325	173,900,925	172,995,920
Diluted weighted average common partnership units outstanding	174,214,907	173,184,325	173,900,925	172,995,920
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(25,998)	$(165,720)	$(141,990)	$(151,867)
Comprehensive loss:
Unrealized loss on derivative financial instruments	(439)	(9,919)	(4,090)	(3,112)
Total comprehensive loss	(439)	(9,919)	(4,090)	(3,112)
Comprehensive loss	(26,437)	(175,639)	(146,080)	(154,979)
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	1	3	1	(3)
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(26,436)	$(175,636)	$(146,079)	$(154,982)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(27,056)			(27,056)
Other comprehensive loss			(2,552)		(2,552)
Deferred compensation obligation	(54,808)	(406)			(406)
Share-based compensation activity	439,776	11,298			11,298
Adjustment of redeemable partnership units to liquidation value at period end		476			476
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,398)			(26,398)
BALANCE, March 31, 2025	173,050,963	$994,626	$(362)	$2,815	$997,079
Net loss		(88,936)			(88,936)
Other comprehensive loss			(1,099)		(1,099)
Deferred compensation obligation	(75,638)	(42)			(42)
Share-based compensation activity	726,852	2,379			2,379
Adjustment of redeemable partnership units to liquidation value at period end		53			53
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,380)			(26,380)
BALANCE, June 30, 2025	173,702,177	$881,700	$(1,461)	$2,815	$883,054
Net loss		(25,997)		(1)	(25,998)
Other comprehensive loss			(439)		(439)
Deferred compensation obligation	(3,138)				—
Share-based compensation activity		2,207			2,207
Adjustment of redeemable partnership units to liquidation value at period end		(84)			(84)
Distributions declared to general partnership unitholders $0.08 per unit)		(14,069)			(14,069)
BALANCE, September 30, 2025	173,699,039	$843,757	$(1,900)	$2,814	$844,671
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(16,417)		3	(16,414)
Other comprehensive income			6,026		6,026
Deferred compensation obligation	(21,234)	(100)			(100)
Share-based compensation activity	194,480	4,831			4,831
Adjustment of redeemable partnership units to liquidation value at period end		316			316
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,177)			(26,177)
BALANCE, March 31, 2024	172,270,907	$1,282,025	$5,016	$2,813	$1,289,854
Net income		30,264		3	30,267
Other comprehensive income			781		781
Deferred compensation obligation	(43)				—
Share-based compensation activity	407,226	2,359			2,359
Adjustment of redeemable partnership units to liquidation value at period end	—	16			16
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,179)			(26,179)
BALANCE, June 30, 2024	172,678,090	1,288,485	5,797	2,816	1,297,098
Net loss		(165,717)		(3)	(165,720)
Other comprehensive loss			(9,919)		(9,919)
Deferred compensation obligation	(12,095)	(59)			(59)
Share-based compensation activity		7,284			7,284
Adjustment of redeemable partnership units to liquidation value at period end		(551)			(551)
Distributions declared to general partnership unitholders $0.15 per unit)		(26,176)			(26,176)
BALANCE, September 30, 2024	172,665,995	1,103,266	(4,122)	2,813	1,101,957

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(141,990)	$(151,867)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	131,120	133,530
Amortization of deferred financing costs	3,763	3,753
Amortization of debt discount/(premium), net	(228)	(2,540)
Amortization of stock compensation costs	16,006	13,068
Straight-line rent income	(1,541)	(5,745)
Amortization of acquired above (below) market leases, net	(568)	(706)
Ground rent expense	579	589
Net gain on real estate venture transactions	—	(54,503)
Gain on early extinguishment of debt	—	(941)
Provision for impairment	63,369	44,407
Loss from unconsolidated real estate ventures, including income distributions	43,527	153,957
Income tax provision	85	11
Changes in assets and liabilities:
Accounts receivable	(1,132)	1,787
Other assets	(9,771)	(14,343)
Accounts payable and accrued expenses	5,440	4,851
Deferred income, gains and rent	(19,009)	(1,740)
Other liabilities	(1,483)	634
Net cash provided by operating activities	88,167	124,202
Cash flows from investing activities:
Proceeds from the sale of properties	69,930	45,250
Capital expenditures for tenant improvements	(54,343)	(55,214)
Capital expenditures for redevelopments	(5,178)	(8,747)
Capital expenditures for developments	(20,881)	(29,580)
Advances for the purchase of tenant assets, net of repayments	(1,636)	1,377
Investment in unconsolidated real estate ventures	(61,883)	(143,751)
Capital distributions from unconsolidated real estate ventures	3,122	3,941
Leasing costs paid	(10,203)	(6,307)
Net cash used in investing activities	(81,072)	(193,031)
Cash flows from financing activities:
Proceeds from credit facility borrowings	120,000	131,000
Repayments of credit facility borrowings	(120,000)	(91,000)
Proceeds from unsecured notes	159,000	400,000
Repayments of unsecured notes	—	(339,059)
Proceeds from unsecured term loan	—	13,000
Repayment of unsecured term loan	(70,000)	—
Proceeds from construction loan	10,636	15,943
Repayments of construction loan	(43,370)	—
Debt financing costs paid	(2,286)	(6,334)
Shares used for employee taxes upon vesting of share awards	(1,538)	(1,028)
Distributions paid to preferred and common partnership units	(79,186)	(78,534)
Net cash provided by (used in) financing activities	(26,744)	43,988
Decrease in cash and cash equivalents and restricted cash	(19,649)	(24,841)
Cash and cash equivalents and restricted cash at beginning of period	96,177	67,534
Cash and cash equivalents and restricted cash at end of period	$76,528	$42,693

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$90,229	$58,319
Restricted cash, beginning of period	5,948	9,215
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534

Cash and cash equivalents, end of period	$75,478	$36,498
Restricted cash, end of period	1,050	6,195
Cash and cash equivalents and restricted cash, end of period	$76,528	$42,693

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2025 and 2024 of $9,801 and $13,866, respectively	$82,251	$86,398
Cash paid for income taxes	1	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,108	26,230
Change in notes receivable from sale of properties	—	19,919
Change in capital expenditures financed through accounts payable at period end	(8,514)	8,383
Change in capital expenditures financed through retention payable at period end	549	(2,331)
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2025, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of September 30, 2025, the Company owned and consolidated 63 properties that contain an aggregate of approximately 11.8 million net rentable square feet (collectively, the “Properties”). The Company’s portfolio of core Properties (the “Core Properties”) excludes Properties under development or redevelopment, recently completed - not stabilized Properties, and Properties held for sale. The Properties were comprised of the following as of September 30, 2025:

	Number of Properties	Rentable Square Feet
Office Properties	56	10,364,889
Mixed-use Properties	4	924,450
Core Properties	60	11,289,339
Development/redevelopment properties	2	298,071
Recently completed - not stabilized properties (a)	1	168,294
The Properties	63	11,755,704
(a)The Company reclassifies a Property from “development/redevelopment Property” to “recently completed – not stabilized Property” after the date that the development or redevelopment of the Property is placed in service and prior to the time that the Property reaches at least 90% occupancy. When the Property reaches at least 90% occupancy, the Property is considered stabilized and, at that time, the Company reclassifies the Property as a “Core Property.”
In addition to the Properties, as of September 30, 2025, the Company owned 129.5 acres of land held for development. The Company also held a leasehold interest in a 0.8 acre land parcel, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of September 30, 2025, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.9 million net rentable square feet.
As of September 30, 2025, the Company also owned economic interests in nine unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Metropolitan Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2025, the management company subsidiaries were managing properties containing an aggregate of approximately 18.9 million net rentable square feet, of which approximately 11.8 million net rentable square feet related to Properties owned by the Company and approximately 7.1 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 27, 2025.
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
3. REAL ESTATE INVESTMENTS
As of September 30, 2025 and December 31, 2024, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	September 30, 2025	December 31, 2024
Land	$344,569	$361,861
Building and improvements	2,435,968	2,551,089
Tenant improvements	484,873	461,830
Total	$3,265,410	$3,374,780
Dispositions
During the three months ended September 30, 2025, the Company sold a 222,580 square foot office property located in the Austin, Texas segment for a gross sales price of $55.1 million. The property was previously classified as held for sale on the consolidated balance sheets as of June 30, 2025. During the three months ended June 30, 2025, the Company recognized a $15.9 million impairment loss, inclusive of costs to sell. No additional gains or losses were recognized in connection with the sale during the three months ended September 30, 2025.

On October 6, 2025, the Company sold a parcel of land in Richmond, Virginia for a gross sales price of $4.6 million.
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2025, the Company held ownership interests in nine unconsolidated real estate ventures, with a net aggregate investment balance of $594.2 million. As of September 30, 2025, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; one of the real estate ventures directly owns one property with 341 rentable residential units; one of the real estate ventures directly owns a mixed use building featuring 0.2 million square feet of office space and 326 rentable residential units; two of the real estate ventures owned 1.4 acres of land held for development; and one of the real estate ventures owned land in active development.
The Company accounts for its interests in the unconsolidated real estate ventures, which range, as of September 30, 2025, from 20% to 85%, using the equity method accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $1.2 million and $2.2 million for the three months ended September 30, 2025 and 2024, respectively, and $3.8 million and $5.9 million for the nine months ended September 30, 2025 and 2024, respectively.

The Company earned leasing commissions from the unconsolidated real estate ventures of $0.8 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $2.9 million and $1.7 million for the nine months ended September 30, 2025 and 2024, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $5.9 million and $5.0 million as of September 30, 2025 and December 31, 2024, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Net property	$1,653,934	$1,641,085
Other assets	246,037	238,406
Other liabilities	100,813	107,801
Debt, net	760,249	752,325
Equity (a)	1,038,909	1,019,365
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025 (a)	2024
Revenue	$36,980	$33,058	$118,262	$122,951
Operating expenses	(18,222)	(13,680)	(51,179)	(63,985)
Interest expense, net	(15,722)	(12,030)	(45,417)	(44,980)
Depreciation and amortization	(17,216)	(14,518)	(49,486)	(54,499)
Loss on property disposition	—	490	(474)	—
Provision for impairment	—	(116,543)	—	(116,543)
Net loss	$(14,180)	$(123,223)	$(28,294)	$(157,056)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(18,281)	$(119,111)	$(43,821)	$(146,992)
Other-than-temporary impairment	—	(6,833)	—	(6,833)
Basis adjustments and other	98	82	295	(132)
Equity in loss of unconsolidated real estate ventures	$(18,183)	$(125,862)	$(43,526)	$(153,957)
(a)Excludes amounts related to the Herndon Innovation Center Metro Portfolio Venture, LLC and the New MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Herndon Innovation Center Metro Portfolio Venture, LLC after March 31, 2024 and had no further investments in Herndon Innovation Center as of December 31, 2024. As of June 30, 2024, the Company's investment in the New MAP Venture was zero.
3025 JFK Venture
On October 22, 2025, the Company acquired all of its partner's preferred equity interest in the 3025 JFK Boulevard Venture ("3025 JFK"), located in Philadelphia, Pennsylvania for $70.5 million. As a result of the acquisition of the preferred equity interest, 3025 JFK is a wholly owned asset that will be consolidated in our fourth quarter results, and the Company assumed the existing $178.0 million secured construction loan that matures in July 2026.

5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Revenue	2025	2024	2025	2024
Fixed contractual payments	$88,032	$91,844	$263,082	$276,050
Variable lease payments	23,704	22,982	71,537	70,249
Total	$111,736	$114,826	$334,619	$346,299
6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2025 and December 31, 2024, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$12,864	$(9,084)	$3,780
Tenant relationship value	110	(60)	50
Above market leases acquired	75	(60)	15
Total intangible assets, net	$13,049	$(9,204)	$3,845

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$15,039	$(8,503)	$6,536

	December 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,363)	$5,431
Tenant relationship value	110	(57)	53
Above market leases acquired	75	(54)	21
Total intangible assets, net	$15,979	$(10,474)	$5,505

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,413	$(9,121)	$7,292
As of September 30, 2025, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2025 (three months remaining)	$169	$162
2026	676	646
2027	570	618
2028	253	533
2029	253	533
Thereafter	1,924	4,044
Total	$3,845	$6,536

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024	Effective Interest Rate		Maturity Date
SECURED DEBT:
$245.0M 5.88% Secured Term Loan due 2028 (a)	$245,000	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026 (b)	—	32,734	SOFR + 2.50%		August 2026
Principal balance outstanding	245,000	277,734
Less: deferred financing costs	(1,829)	(2,396)
Total Secured indebtedness	$243,171	$275,338

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$—	$—	SOFR + 1.50%	(c)	June 2027
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(c)(d)	June 2027
$70.0M Term Loan	—	70,000	SOFR + 2.00%	(c)	February 2025
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(e)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.875% Guaranteed Notes due 2029	550,000	400,000	8.52%		April 2029
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51	(f)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51	(f)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51	(f)	July 2035
Principal balance outstanding	2,028,610	1,948,610
Plus: original issue premium (discount), net	$8,228	$(544)
Less: deferred financing costs	(10,559)	(10,590)
Total unsecured indebtedness	$2,026,279	$1,937,476
Total Debt Obligations	$2,269,450	$2,212,814
(a)On October 6, 2025, the Company repaid in full this secured loan.
(b)On July 23, 2025, the Company repaid in full this construction loan, which related to the Company's office Property at 155 King of Prussia Road in Radnor, Pennsylvania.
(c)Spread includes a 10 basis point daily SOFR adjustment.
(d)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At September 30, 2025, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(e)During the third quarter of 2023, Moody’s downgraded the Company's senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the Company's 7.55% Guaranteed Notes due 2028 (the "2028 Notes") increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded the Company's senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded the Company's senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
(f)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the nine months ended September 30, 2025, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.88%, resulting in $1.8 million of interest expense for such period.
Guaranteed Notes due 2031
On October 3, 2025, the Company completed an underwritten offering of $300.0 million aggregate principal amount of its 6.125% Guaranteed Notes due 2031 (the “ 2031 Notes”). The 2031 Notes were priced at 100% of their face amount. The net proceeds from the offering, after deducting underwriting discounts and estimated transaction expenses related to the offering, totaled approximately $296.3 million.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
On September 26, 2025, the Company and the Operating Partnership amended its Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (ii) the minimum amount necessary for the Company to maintain its REIT status. The amendment is attached to this Form 10-Q as Exhibit 10.1.
The Company was in compliance with all financial covenants as of September 30, 2025. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of September 30, 2025, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2025 (three months remaining)	$—
2026	—
2027	700,000
2028	595,000
2029	900,000
Thereafter	78,610
Total principal payments	2,273,610
Net unamortized premiums/(discounts)	8,228
Net deferred financing costs	(12,388)
Outstanding indebtedness	$2,269,450
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2025 and December 31, 2024, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2025 and December 31, 2024 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,698,381	$1,744,340	$1,539,917	$1,537,210
Variable rate debt	327,898	310,815	430,293	403,880
Fixed rate debt	243,171	238,033	242,605	232,804
(a)Net of deferred financing costs of $9.8 million and $9.5 million for unsecured notes payable, $0.7 million and $1.1 million for variable rate debt and $1.8 million and $2.4 million for secured fixed rate debt as of September 30, 2025 and December 31, 2024.
The Company used quoted market prices as of September 30, 2025 and December 31, 2024 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since September 30, 2025. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2025 and December 31, 2024. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2025	12/31/2024				9/30/2025	12/31/2024
Assets
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.713%	November 23, 2022	June 30, 2027	$—	$1,666
Swap	Interest Rate	Cash Flow	(a)	—	27,062	3.629%	January 12, 2024	December 30, 2026	—	206
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	313
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.713%	November 23, 2022	June 30, 2027	$(1,401)	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	(41)	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	(162)	—
				$328,610	$328,610
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $2.5 million and $3.1 million as of September 30, 2025 and December 31, 2024, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended September 30, 2025) was approximately $2.2 million and $2.9 million as of September 30, 2025 and December 31, 2024, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(25,998)	$(25,998)	$(165,720)	$(165,720)
Net loss attributable to noncontrolling interests	79	79	500	500
Nonforfeitable dividends allocated to unvested restricted shareholders	(313)	(313)	(276)	(276)
Net loss attributable to common shareholders	$(26,232)	$(26,232)	$(165,496)	$(165,496)
Denominator
Weighted-average shares outstanding	173,699,312	173,699,312	172,668,731	172,668,731
Weighted-average shares outstanding	173,699,312	173,699,312	172,668,731	172,668,731
Loss per Common Share:
Net loss attributable to common shareholders	$(0.15)	$(0.15)	$(0.96)	$(0.96)

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(141,990)	$(141,990)	$(151,867)	$(151,867)
Net loss attributable to noncontrolling interests	427	427	452	452
Nonforfeitable dividends allocated to unvested restricted shareholders	(1,064)	(1,064)	(889)	(889)
Net loss attributable to common shareholders	$(142,627)	$(142,627)	$(152,304)	$(152,304)
Denominator
Weighted-average shares outstanding	173,385,330	173,385,330	172,480,325	172,480,325
Weighted-average shares outstanding	173,385,330	173,385,330	172,480,325	172,480,325
Loss per Common Share:
Net loss attributable to common shareholders	$(0.82)	$(0.82)	$(0.88)	$(0.88)
Redeemable common limited partnership units totaling 515,595 at September 30, 2025 and September 30, 2024 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2025 and 2024, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On September 26, 2025, the Parent Company declared a distribution of $0.08 per common share, totaling $14.1 million, which was paid on October 23, 2025 to shareholders of record as of October 9, 2025.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the nine months ended September 30, 2025 and September 30, 2024, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(25,998)	$(25,998)	$(165,720)	$(165,720)
Net loss attributable to noncontrolling interests	1	1	3	3
Nonforfeitable dividends allocated to unvested restricted unitholders	(313)	(313)	(276)	(276)
Net loss attributable to common unitholders	$(26,310)	$(26,310)	$(165,993)	$(165,993)
Denominator
Total weighted-average units outstanding	174,214,907	174,214,907	173,184,325	173,184,325
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.15)	$(0.15)	$(0.96)	$(0.96)

	Nine Months Ended September 30,
	2025		2024
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(141,990)	$(141,990)	$(151,867)	$(151,867)
Net (income) loss attributable to noncontrolling interests	1	1	(3)	(3)
Nonforfeitable dividends allocated to unvested restricted unitholders	(1,064)	(1,064)	(889)	(889)
Net loss attributable to common unitholders	$(143,053)	$(143,053)	$(152,759)	$(152,759)
Denominator
Total weighted-average units outstanding	173,900,925	173,900,925	172,995,920	172,995,920
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.82)	$(0.82)	$(0.88)	$(0.88)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and nine months ended September 30, 2025 and 2024, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On September 26, 2025, the Operating Partnership declared a distribution of $0.08 per common partnership unit, totaling $14.1 million, which was paid on October 23, 2025 to unitholders of record as of October 9, 2025.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. During the nine months ended September 30, 2025 and September 30, 2024, the Company did not repurchase any units under the program.
13. SEGMENT INFORMATION
As of September 30, 2025, the Company owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2025	December 31, 2024
Philadelphia CBD	$1,585,703	$1,556,696
Pennsylvania Suburbs	885,079	869,179
Austin, Texas	513,661	671,150
Total Core Segments	2,984,443	3,097,025
Other	280,967	277,755
Operating properties	$3,265,410	$3,374,780
Total	$3,265,410	$3,374,780

Corporate
Right of use asset - operating leases, net	$17,957	$18,412
Construction-in-progress	$94,635	$94,628
Land held for development	$73,395	$81,318
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended September 30,
	2025			2024
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$58,250	$(21,975)	$36,275	$56,448	$(19,959)	$36,489
Pennsylvania Suburbs	31,563	(9,518)	22,045	31,681	(10,081)	21,600
Austin, Texas	16,837	(6,542)	10,295	21,951	(8,429)	13,522
Other	10,091	(4,257)	5,834	10,430	(5,076)	5,354
Corporate	4,676	(3,117)	1,559	11,272	(2,734)	8,538
Operating properties	$121,417	$(45,409)	$76,008	$131,782	$(46,279)	$85,503

	Nine Months Ended September 30,
	2025			2024
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$170,321	$(62,978)	$107,343	$169,159	$(58,912)	$110,247
Pennsylvania Suburbs	94,804	(29,536)	65,268	95,366	(29,337)	66,029
Austin, Texas	53,487	(22,094)	31,393	67,360	(26,276)	41,084
Other	30,609	(13,861)	16,748	31,706	(15,670)	16,036
Corporate	14,283	(9,887)	4,396	20,021	(9,812)	10,209
Operating properties	$363,504	$(138,356)	$225,148	$383,612	$(140,007)	$243,605
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2025	December 31, 2024	2025	2024	2025	2024
Philadelphia CBD	$492,224	$452,334	$(10,325)	$(125,593)	$(22,184)	$(145,429)
Mid-Atlantic Office JV	10,951	10,844	(168)	7,222	107	7,222
MAP Venture	—	—	—	10	—	(6,552)
Austin, Texas	74,101	90,495	(7,510)	(586)	(20,908)	(590)
Other	16,927	16,782	(180)	(6,915)	(541)	(8,608)
Total	$594,203	$570,455	$(18,183)	$(125,862)	$(43,526)	$(153,957)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(25,998)	$(165,720)	$(141,990)	$(151,867)
Plus:
Interest expense	32,914	30,561	97,104	85,104
Interest expense - amortization of deferred financing costs	1,336	1,247	3,763	3,753
Depreciation and amortization	43,005	44,301	131,120	133,530
General and administrative expenses	7,841	12,681	34,636	32,726
Equity in loss of unconsolidated real estate ventures	18,183	125,862	43,526	153,957
Provision for impairment	—	37,980	63,369	44,407
Gain on early extinguishment of debt	—	—	—	(941)
Less:
Interest and investment income	1,238	639	3,274	2,572
Income tax provision	—	—	(85)	(11)
Net gain on disposition of real estate	35	—	3,008	—
Net gain on real estate venture transactions	—	770	183	54,503
Consolidated net operating income	$76,008	$85,503	$225,148	$243,605
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

Debt Guarantees and Equity Funding Commitments
As of September 30, 2025, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $764.5 million. These loans are generally mortgage loans or secured construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the 3025 JFK Venture, the 3151 Market Street Venture, and the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements.

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

In accordance with the agreement with its partner in the 3151 Market Street Venture, which was formed in July 2022, the Company provided cost overrun and completion guaranties for the development of the project undertaken by this venture. The project was substantially completed in the fourth quarter of 2024. Projected development costs total approximately $317.0 million. As of September 30, 2025, the Company and partner in the venture have funded approximately $218.2 million of the development costs. The original 2022 budget for this development contemplated receipt of third party secured financing for approximately 50% of the development costs and equity funding for the balance of the costs, with 65% of the balance to be funded by the Company and 35% of the balance to be funded by the partner. As of the date of this Form 10-Q, no such third-party secured financing has been obtained and the partner funded $50.0 million in fulfillment of its total capital commitment. The venture continues to seek third-party secured financing.

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
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of September 30, 2025, the Company has not funded any amounts on account of the foregoing commitment except for certain outstanding reimbursables for services provided by the Company.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2025, had $5.0 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of September 30, 2025, the Company estimated that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of September 30, 2025, the Company had funded $4.2 million of the foregoing commitment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, including any impacts from the imposition of tariffs, changes to the U.S. trade policy and any impacts of the U.S. government shutdown, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2024. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements as a result of subsequent events, new information, changed circumstances or otherwise, except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2025 and December 31, 2024 and for the three and nine months ended September 30, 2025 and 2024 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2025, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in the District of Columbia, Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
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
Overall macroeconomic conditions, including but not limited to inflation and high interest rates and changes in work patterns, including remote working arrangements, that have contributed to negative lease absorption within our office markets, have had a dampening effect on the fundamentals of our business, as reflected in, among other metrics, our period to period changes in our borrowing costs, occupancy levels and rental rates, as well as downward pressures on asset valuations. These adverse conditions could continue to impact our net income, cash flows and liquidity and could have a material adverse effect on our financial condition and results of operations.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2025 was 88.8% compared to 87.2% at September 30, 2024.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	11,289,339	12,176,827	11,289,339	12,176,827
Occupancy percentage (end of period)	88.8%	87.2%	88.8%	87.2%
Average occupancy percentage	87.8%	87.3%	87.5%	87.8%
Total Portfolio(2):
Tenant retention rate (3)	67.8%	42.0%	66.3%	60.9%
New leases and expansions commenced (square feet)	194,845	72,962	382,163	327,947
Leases renewed (square feet)	256,627	102,254	698,582	496,232
Net (negative) absorption (square feet)	20,816	(68,481)	(112,508)	(160,949)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	9.3%	18.0%	9.0%	19.8%
Renewal rental rates	(4.6)%	14.3%	(3.1)%	12.5%
Combined rental rates	(1.8)%	14.9%	2.6%	13.9%
Weighted average lease term for leases commenced (years)	6.2	6.2	5.2	6.2
Average annual rent (per square foot) (7) (8)	$37.06	$35.41	$39.62	$40.08
Capital Costs Committed (5) (6) (7):
Leasing commissions (per square foot)	$7.77	$7.90	$5.12	$8.20
Tenant improvements (per square foot)	$14.50	$13.50	$10.27	$22.93
Total capital per square foot per lease year	$3.83	$3.06	$3.12	$4.04
Average annualized capital as % of average annual rent (7) (8)	10.9%	10.2%	9.2%	12.5%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended September 30, 2025 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The increases for the three months ended September 30, 2025 are primarily due to leases having higher average lease terms and a higher percentage of new leases compared to renewals. The decreases for the nine months ended September 30, 2025 are primarily due to leases having lower average lease terms and a lower percentage of new leases compared to renewals.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	% Occupied	% Occupied
	2025	2024
Philadelphia CBD	94.0%	93.6%
Pennsylvania Suburbs	88.3%	86.2%
Austin, Texas	77.2%	79.5%
Other	87.7%	82.0%
Total - Core Properties	88.8%	87.2%

The table below summarizes the occupancy statistics of our Properties, broken down by property types for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2025	2024	2025	2024
Office	91.6%	91.2%	88.6%	87.0%
Life Science (1)	5.6%	5.9%	82.9%	84.4%
Residential (2)	2.8%	2.9%	88.6%	85.0%
Total (3)	100.0%	100.0%	88.3%	86.9%
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.4% of our total square footage as of September 30, 2025 (representing approximately 1.6% of the occupied rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2025. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.4 million, or 0.2%, of our accrued rent receivable balance as of September 30, 2025, compared to $0.9 million, or 0.5%, of our accrued rent receivable balance as of December 31, 2024.

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
As of September 30, 2025, the following project is in active development (dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Activity Type	Approximate Room Count	Estimated Costs	Amount Funded	Debt Financing
165 King of Prussia Road	Radnor, PA	Q2 2026	Development	120	$59,500	$17,626	$—
In addition to the property listed above, we have classified one office building in Wilmington, Delaware as redevelopment, but we have yet to incur material development costs on the project.

As of September 30, 2025, the following unconsolidated real estate venture development projects remain in development (dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs	Amount Funded	Debt Financing	Our Share Remaining to be Funded
3025 JFK Boulevard (66%)	Philadelphia, PA	Q4 2023	(a)	$325,000	$304,855	$178,000	$20,145
3151 Market Street (76%)	Philadelphia, PA	Q4 2024	441,000	$316,909	$218,232	$—	$—
One Uptown - Office (63%)	Austin, TX	Q1 2024	362,679	$206,400	$155,740	$121,650	$—
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2025 and September 30, 2024
The following comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.1 million net rentable square feet, and represents properties that we owned and consolidated for the three-month periods ended September 30, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2024 and owned and consolidated through September 30, 2025, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended September 30, 2025 and 2024;
(c)“Recently Completed/Acquired Properties,” which represents two properties placed into service or acquired on or subsequent to July 1, 2024;
(d)“Development/Redevelopment Properties,” which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q3 2024 through Q3 2025 Dispositions,” which represents six properties disposed of from July 1, 2024 through September 30, 2025.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$105.9	$102.4	$3.5	3.4%	$4.1	$1.8	$0.6	$0.8	$4.2	$13.0	$114.8	$118.0	$(3.2)	(2.7)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.5	6.1	4.5	6.1	(1.6)	(26.2)%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	1.8	7.5	2.1	7.7	(5.6)	(72.7)%
Total revenue	106.2	102.6	3.6	3.5%	4.1	1.8	0.6	0.8	10.5	26.6	121.4	131.8	(10.4)	(7.9)%
Property operating expenses	27.9	26.2	1.7	6.5%	0.7	0.4	0.5	0.5	2.3	4.8	31.4	31.9	(0.5)	(1.6)%
Real estate taxes	10.9	10.0	0.9	9.0%	0.2	0.1	0.1	0.2	0.4	1.6	11.6	11.9	(0.3)	(2.5)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.4	2.5	2.4	2.5	(0.1)	(4.0)%
Net operating income	67.4	66.4	1.0	1.5%	3.2	1.3	—	0.1	5.4	17.7	76.0	85.5	(9.5)	(11.1)%
Depreciation and amortization	35.6	34.7	0.9	2.6%	2.2	1.5	0.2	0.3	5.0	7.8	43.0	44.3	(1.3)	(2.9)%
General & administrative expenses	—	—	—	—%	—	—	—	—	7.8	12.7	7.8	12.7	(4.9)	(38.6)%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	—	38.0	—	38.0	(38.0)	(100.0)%
Operating income (loss)	$31.8	$31.7	$0.1	0.3%	$1.0	$(0.2)	$(0.2)	$(0.2)	$(7.4)	$(40.8)	$25.2	$(9.5)	$34.7	(365.3)%
Number of properties	59	59			2		2				63
Square feet	11.1	11.1			0.3		0.3				11.8
Same Store Occupancy % (b)	88.7%	86.4%
Other Income (Expense):
Interest and investment income											1.2	0.6	0.6	100.0%
Interest expense											(32.9)	(30.6)	(2.3)	7.5%
Interest expense — Deferred financing costs											(1.3)	(1.1)	(0.2)	18.2%
Equity in loss of unconsolidated real estate ventures											(18.2)	(125.9)	107.7	(85.5)%
Net gain on real estate venture transactions											—	0.8	(0.8)	(100.0)%
Gain on early extinguishment of debt											—	—	—	—%
Income tax benefit											—	—	—	—%
Net loss											$(26.0)	$(165.7)	$139.7	(84.3)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.15)	$(0.96)	$0.81	(84.4)%
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

Rents
Rents decreased primarily as a result of the following:
•$3.1 million decrease due to the sale of five office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$3.7 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024; and
•Partially offset by $2.3 million increase related to our Recently Completed/Acquired Properties, which are comprised of 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA.
Other Revenue
Other revenue decreased primarily due to the Company recognizing $6.5 million of insurance proceeds in connection with the resolution of a legal dispute that was settled during the third quarter 2024.
General & administrative expenses
General & administrative expenses decreased due to lower stock compensation expenses recognized in the third quarter of 2025 compared to 2024.
Provision for Impairment
During the third quarter of 2024, we recognized a provision for impairment of $34.1 million on three properties, two of which are located in the Austin, Texas segment and one which is in the Other segment. We also recognized a provision for impairment of $3.9 million on two disposition transactions during the third quarter of 2024.
Equity in Loss of Real Estate Ventures
Equity in loss of real estate ventures decreased primarily due to the Company's recognition of an impairment charge on the properties in the Commerce Square Venture in the third quarter of 2024. Additionally, the Company recognized an other than temporary impairment loss on its investment in the 4040 Wilson Venture, which was offset by the income at the Mid-Atlantic Office Venture in the third quarter of 2024.

Comparison of the Nine Months Ended September 30, 2025 and September 30, 2024
The following comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.1 million net rentable square feet, and represents properties that we owned and consolidated for the nine-month periods ended September 30, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2024 and owned and consolidated through September 30, 2025 excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the nine months ended September 30, 2025 and 2024;
(c)"Recently Completed/Acquired Properties," which represents two properties placed into service or acquired on or subsequent to January 1, 2024;
(d)"Development/Redevelopment Properties," which represents two properties currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)"YTD 2024 and 2025 Dispositions," which represents six properties disposed of from January 1, 2024 through September 30, 2025.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$314.4	$307.2	$7.2	2.3%	$12.2	$5.2	$2.3	$2.5	$14.5	$40.0	$343.4	$354.9	$(11.5)	(3.2)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	15.2	17.7	15.2	17.7	(2.5)	(14.1)%
Other	0.8	0.7	0.1	14.3%	—	—	—	—	4.1	10.3	4.9	11.0	(6.1)	(55.5)%
Total revenue	315.2	307.9	7.3	2.4%	12.2	5.2	2.3	2.5	33.8	68.0	363.5	383.6	(20.1)	(5.2)%
Property operating expenses	84.2	79.5	4.7	5.9%	2.2	1.2	1.6	1.5	8.3	13.3	96.3	95.5	0.8	0.8%
Real estate taxes	31.3	30.9	0.4	1.3%	0.4	0.4	0.5	0.6	2.4	5.1	34.6	37.0	(2.4)	(6.5)%
Third party management expenses	—	—	—	—%	—	—	—	—	7.5	7.5	7.5	7.5	—	—%
Net operating income	199.7	197.5	2.2	1.1%	9.6	3.6	0.2	0.4	15.6	42.1	225.1	243.6	(18.5)	(7.6)%
Depreciation and amortization	106.2	104.1	2.1	2.0%	6.5	4.5	0.8	0.8	17.6	24.1	131.1	133.5	(2.4)	(1.8)%
General & administrative expenses	—	—	—	—%	—	—	—	—	34.6	32.7	34.6	32.7	1.9	5.8%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	63.4	44.4	63.4	44.4	19.0	42.8%
Net gain on disposition of real estate											(3.0)	—	(3.0)	—%
Net loss on sale of undepreciated real estate											—	—	—	—%
Operating income (loss)	$93.5	$93.4	$0.1	0.1%	$3.1	$(0.9)	$(0.6)	$(0.4)	$(100.0)	$(59.1)	$(1.0)	$33.0	$(34.0)	(103.0)%
Number of properties	59	59			2		2				63
Square feet	11.1	11.1			0.3		0.3				11.8
Core Occupancy % (b)	88.7%	86.4%
Other Income (Expense):
Interest and investment income											3.3	2.6	0.7	26.9%
Interest expense											(97.1)	(85.1)	(12.0)	14.1%
Interest expense — Deferred financing costs											(3.8)	(3.8)	—	—%
Interest expense — Financing Obligation											—	—	—	—%
Equity in loss of unconsolidated real estate ventures											(43.5)	(154.0)	110.5	(71.8)%
Net gain on real estate venture transactions											0.2	54.5	(54.3)	(99.6)%
Gain on early extinguishment of debt											—	0.9	(0.9)
Income tax provision											(0.1)	—	(0.1)	—%
Net loss											$(142.0)	$(151.9)	$9.9	(6.5)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.82)	$(0.88)	$0.06	(6.8)%
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

Rents
Rents decreased primarily as a result of the following:
•$9.9 million decrease due to the sale of five office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$10.4 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024; and
•Partially offset by $6.9 million increase related to our Recently Completed/Acquired Properties, which are comprised of 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA.
Other Revenue
Other revenue decreased primarily due to the Company recognizing $6.5 million of insurance proceeds in connection with the resolution of a legal dispute that was settled during the third quarter 2024.
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
No impairment was recognized during the third quarter of 2025.
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
Interest Expense
Interest expense increased primarily due to our issuance of $400 million aggregate principal amount of 2029 Notes in April 2024 and our issuance of an additional $150 million aggregate principal amount of 2029 Notes in June 2025, partially offset by the redemption of our 2024 $350.0 million 4.10% Guaranteed Notes and the payoff of our $70 million term loan on its maturity date of February 28, 2025. Additionally, during the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.

Equity in Loss of Real Estate Ventures
Equity in loss of real estate ventures decreased primarily due to the Company's recognition of an impairment charge on the properties in the Commerce Square Venture in the third quarter of 2024. Additionally, the Company recognized an other than temporary impairment loss on its investment in the 4040 Wilson Venture, which was partially offset by the income at the Mid-Atlantic Office Venture in the third quarter of 2024.

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

As of September 30, 2025, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
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
On September 26, 2025, the Company and the Operating Partnership amended its Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (ii) the minimum amount necessary for the Company to maintain its REIT status. The amendment is attached to this Form 10-Q as Exhibit 10.1.
As of September 30, 2025 we were in compliance with all of our debt covenants and requirement obligations.
On October 3, 2025, the Company completed an underwritten offering of $300.0 million aggregate principal amount of its 6.125% Guaranteed Notes due 2031 (the "2031 Notes"). The 2031 Notes were priced at 100% of their face amount. The net proceeds from the offering, after deducting underwriting discounts and estimated transaction expenses related to this offering, totaled approximately $296.3 million.
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
As of the date of this Form 10-Q, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba2	BB+
Outlook	Stable	Negative
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of September 30, 2025, amounted to $2,028.6 million. The Operating Partnership’s secured debt obligations as of September 30, 2025, amounted to $245.0 million.
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
Liquidity
As of September 30, 2025, we had $75.5 million of cash and cash equivalents and $600 million of available borrowings under our Unsecured Credit Facility, net of $46.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2025 will be to fund our current development and redevelopment projects.

Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2025 and December 31, 2024, we maintained cash and cash equivalents and restricted cash of $76.5 million and $96.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2025	2024	Variance
Operating	$88,167	$124,202	$(36,035)
Investing	(81,072)	(193,031)	111,959
Financing	(26,744)	43,988	(70,732)
Net cash flows	$(19,649)	$(24,841)	$5,192
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, the change in investing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Capital expenditures and capitalized interest	13,139
Capital improvements/acquisition deposits/leasing costs	(6,909)
Unconsolidated real estate venture investments	81,868
Proceeds from the sale of properties	24,680
Capital distributions from unconsolidated real estate ventures	(819)
Return of equity from real estate ventures	—
Decrease in net cash used in investing activities	$111,959
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2025, when compared to the nine months ended September 30, 2024, the change in financing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Proceeds from debt obligations	$(270,307)
Repayments of debt obligations	196,689
Dividends and distributions paid	(652)
Debt financing costs paid	4,048
Other financing activities	(510)
Increase in net cash used in financing activities	$(70,732)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
	(dollars in thousands)
Balance: (a)
Fixed rate	$2,273,610	$2,123,610
Variable rate - unhedged	—	102,734
Total	$2,273,610	$2,226,344
Percent of Total Debt:
Fixed rate	100.0%	95.4%
Variable rate - unhedged	—%	4.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.2%	6.2%
Variable rate - unhedged	—%	6.5%
Total	6.2%	6.2%
Weighted-average maturity in years:
Fixed rate	3.1	3.8
Variable rate - unhedged	—	0.6
Total	3.1	3.7
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2025, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2025 (three months remaining)	$—	—%
2026	—	—%
2027	700,000	4.5%
2028	595,000	7.4%
2029	900,000	6.9%
Thereafter	78,610	5.2%
Totals	$2,273,610	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of September 30, 2025.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our dividends declared for the third quarter of 2025.

Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of September 30, 2025, approximately 97% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contained annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced increased inflation in our Same Store Property Portfolio, as our operating margins decreased to 63.3% and 63.2% for the three and nine months ended September 30, 2025, respectively from 64.6% and 64.2% for the three and nine months ended September 30, 2024, respectively. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 54.4% and 51.9% for the three months ended September 30, 2025 and 2024, respectively and of 53.9% and 52.2% for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table presents a reconciliation of net income attributable to common shares and common unitholders to FFO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(26,310)	$(165,993)	$(143,053)	$(152,759)
Add (deduct):
Amount allocated to unvested restricted unitholders	313	276	1,064	889
Net (gain) loss on real estate venture transactions	305	(7,929)	107	(61,662)
Net gain on disposition of real estate	(35)	—	(3,008)	—
Provision for impairment	—	37,426	63,369	43,853
Company's share of impairment of an unconsolidated real estate venture	—	123,376	—	123,376
Depreciation and amortization:
Real property	37,786	38,584	114,878	116,069
Leasing costs including acquired intangibles	4,439	4,862	13,842	14,785
Company’s share of unconsolidated real estate ventures	11,876	9,636	32,657	35,782
Partners’ share of consolidated real estate ventures	(6)	(6)	(13)	(6)
Funds from operations	$28,368	$40,232	$79,843	$120,327
Funds from operations allocable to unvested restricted shareholders	(337)	(420)	(1,037)	(1,306)
Funds from operations available to common share and unit holders (FFO)	$28,031	$39,812	$78,806	$119,021
Weighted-average shares/units outstanding — basic (a)	174,214,907	173,184,325	173,900,925	172,995,920
Weighted-average shares/units outstanding — fully diluted (a)	178,984,473	175,997,959	178,630,855	175,238,507
(a)Includes common shares and partnership units outstanding through the three and nine months ended September 30, 2025 and 2024, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2025, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,700.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with no outstanding principal balance, (iv) a secured fixed rate term loan with an outstanding principal balance of $245.0 million, and (v) one unsecured term loan of $250.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $5.3 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $5.4 million.
As of September 30, 2025, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,744.3 million. For sensitivity purposes, a 100-basis point change in the third-party pricing equates to a change in the total fair value of our debt of approximately $17.0 million at September 30, 2025.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $328.6 million as of September 30, 2025. The total fair value of our variable rate debt was approximately $310.8 million at September 30, 2025. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $8.9 million at September 30, 2025. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $9.4 million at September 30, 2025.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of September 30, 2025, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended September 30, 2025. As of September 30, 2025, $82.9 million remained available for repurchase under the share repurchase program.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	4.1	Form of 6.125% Guaranteed Notes due 2031 (previously filed as an exhibit to the Company’s Form 8-K dated October 3, 2025 and incorporated herein by reference).
	10.1	Amendment to the Second Amended and Restated Credit Agreement dated September 26, 2025 (filed herewith).
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	November 7, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	November 7, 2025	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2025	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2025	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)