Form 10-K
period 2025-12-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2026-02-23
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025
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
As of June 30, 2025, the aggregate market value of the Common Shares of Beneficial Interest held by non-affiliates of Brandywine Realty Trust was $710,790,280 based upon the last reported sale price of $4.29 per share on the New York Stock Exchange on June 30, 2025. An aggregate of 173,711,848 Common Shares of Beneficial Interest was outstanding as of February 18, 2026.
As of June 30, 2025, the aggregate market value of the 515,595 common units of limited partnership (“Units”) held by non-affiliates of Brandywine Operating Partnership, L.P. was $2,211,903 based upon the last reported sale price of $4.29 per share on the New York Stock Exchange on June 30, 2025 of the Common Shares of Beneficial Interest of Brandywine Realty Trust, the sole general partner of Brandywine Operating Partnership, L.P. (For this computation, the Registrant has excluded the market value of all Units beneficially owned by Brandywine Realty Trust.)
Documents Incorporated By Reference
Portions of the proxy statement for the 2025 Annual Meeting of Shareholders of Brandywine Realty Trust are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and as of December 31, 2025, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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
Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This report and other materials filed by us with the Securities and Exchange Commission (the “SEC”) (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the SEC. These factors include without limitation:
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
•actual or threatened terrorist attacks or other acts or threats of violence and threats to public safety;
•impacts from changes to U.S. trade and foreign relations policies, including the imposition of tariffs;
•the impact of geopolitical conflicts;
•the impact of a U.S. government shutdown;
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
Given these uncertainties, and the other risks identified in the “Risk Factors” section and elsewhere in this report, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements as a result of subsequent events, new information, changed circumstances, or otherwise, except as required by law.

PART I
Item 1.    Business
Overview
We are a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office, life science/lab, residential and mixed-use properties. During the twelve months ended December 31, 2025, we owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to our four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. See Note 1 “Organization of the Parent Company and the Operating Partnership,” to our Consolidated Financial Statements for our property portfolio, management services and land holdings. Unless otherwise indicated, all references in this Form 10-K to “square feet” represent the net rentable area.
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
Business Segments
See Note 18 “Segment Information,” to our Consolidated Financial Statements for information on results of operations of our reportable segments for the years ended December 31, 2025, 2024, and 2023 and balance sheet amounts as of December 31, 2025 and 2024.
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
Human Capital Resources
As of December 31, 2025, we had approximately 268 full-time employees and ten part-time employees. We seek to maintain a challenging, enriching, respectful, inclusive, collaborative and rewarding work environment for our employees whom we consider to be among our most valuable assets. We maintain policies and programs that we believe reflect our continued commitment to our employees, including:
•a competitive compensation program and benefits package;
•operational protocols which prioritize employee health, safety and well-being;
•training and career development opportunities and a tuition reimbursement program; and
•regular assessment of the engagement, satisfaction and retention of our employees.

Sustainability, Social Responsibility and Corporate Governance
We are committed to implementing and maintaining sustainability, social responsibility, and corporate governance standards while driving value through continual improvement of our operations, portfolio performance, and community impact. In 2025, we received our eleventh annual Global Real Estate Sustainability Benchmark (“GRESB”) Green Star ranking. We achieved Green Lease Leaders Platinum recognition in the category’s inaugural year, recognizing our collaboration with tenants to equitably align financial and environmental benefits and renewed this certification in 2025 for an additional three years. We remain committed to energy efficiency throughout our portfolio.

We remain committed to supporting our employees and the communities where we operate. We promote meritocracy through employee engagement. Employees are given access to mentorship and tuition reimbursement opportunities as well as numerous programs to promote health and wellness. Brandywine maintains and encourages the use of over 74 acres of green space for community engagement including a focus on biodiversity through our onsite, honey generating, beekeeping habitats and on-site micro farms.

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
Our business is affected by global, national and local economic conditions. Our portfolio consists primarily of office buildings (as compared to real estate companies with portfolios of multiple asset classes). Our financial performance and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our properties do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow, results of operations, financial condition and ability to make distributions to our security holders will be adversely affected. The following factors, among others, may materially and adversely affect the income generated by our properties and our performance generally:
•adverse changes in international, national or local economic and demographic conditions, which may result, from among other things, government policies and regulations, tariffs, market dynamics, rising interest rates, inflation, international trade disputes, government shutdowns and geopolitical conflicts;
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
We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management's judgment of the probability and severity of the decline in the value of real estate assets and investments we own. These charges and provisions may be required as a result of factors beyond our control, including, among other things, changes in our expected holding periods, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. During the year ended December 31, 2025, we recognized aggregate impairment charges of $67.5 million, $63.4 million of which related to our Real Estate Investments and $4.1 million of which related to our Investment in Unconsolidated Real Estate Ventures. During the year ended December 31, 2024, we recognized aggregate impairment charges of $53.1 million, $44.7 million of which related to our Real Estate Investments and $8.4 million of which related to our Investment in Unconsolidated Real Estate Ventures. If we are required to take additional impairment charges, our results of operations could be adversely impacted. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Impairment.” See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Comparison of Year Ended December 31, 2025 to the Year Ended December 31, 2024 – Provision for Impairment.”
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
We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios that would increase our size and potentially alter our capital structure. The success of such transactions is subject to a number of factors, including the risks that:
•we may not be able to acquire a desired property because of competition from other potential acquirers with significant capital, and even if we are able to acquire a desired property, such potential acquirers may significantly increase the purchase price or result in other less favorable terms;
•we may not be able to obtain financing for such acquisitions on favorable terms or at all;
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
The realization of any of the above risks could significantly and adversely affect our ability to meet our financial expectations, our financial condition, results of operations, and cash flows, our ability to make distributions to our shareholders, the market price of our common stock, and our ability to satisfy our debt service obligations.
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
We compete with real estate developers, operators and institutions for tenants and acquisition and development opportunities. Some of these competitors may have significantly greater financial resources than we have. Some of these competitors may be less sensitive to risks with respect to the creditworthiness of a tenant or the geographic concentration of their investments. These entities also may have more favorable relationships and pricing with suppliers and contractors and may complete construction projects sooner and at lower costs than we are able. Such competition may reduce the number of suitable investment opportunities available to us, may interfere with our ability to attract and retain tenants and may increase vacancies, which could result in increased supply and lower market rental rates, reducing our bargaining leverage and adversely affect our ability to improve our operating leverage. In addition, some of our competitors may be willing (e.g., because their properties may have vacancy rates higher than those for our properties) to make space available at lower rental rates or with higher tenant concession percentages than available space in our properties. We cannot assure you that this competition will not adversely affect our cash flow and our ability to make distributions to shareholders.
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
The increased use of artificial intelligence (“AI ”) and automation may change the uses, space configurations and tenant requirements for certain of our properties in currently unforeseen ways.
In recent years, companies in certain industries have integrated AI and other advanced technologies, such as robotics and advanced automation of recurring tasks, into their businesses. It is widely thought that most industries are in only the early stages of an advanced technology revolution that may have profound, and largely currently unknown, impacts on their businesses. It is currently unknown how the ongoing adoption of such advanced technologies and automation across industries will impact the optimal space configurations and infrastructure features, and we may face new tenant requirements and requests that will require significant expenditures that may not be entirely recoverable through increased rents. For example, the adoption of AI by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs due to high-performance computing. Infrastructure upgrades may necessitate substantial capital expenditures and could potentially impact the environmental footprint of our building operations. If technological developments result in a reduction or reconfiguration in space requirements by our tenants, demand by individual tenants and prospective tenants for space may decrease over time. If we are not able to offset any reduction in demand from the foregoing developments through repurposing space, property dispositions, or other means, the realization of any of the aforementioned risks could have a material adverse impact on our business, revenues and results of operations.
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
The physical effects of climate change could have a material adverse effect on our properties, operations and business. For example, many of our properties are located along the East Coast, particularly those in the central business districts of Philadelphia, Pennsylvania and Washington, D.C. To the extent climate change causes variations in weather patterns, our markets could experience increases in storm intensity, severe winter weather and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. While we maintain insurance coverage for flooding, we may not have adequate insurance to cover the associated costs of repair or reconstruction of sites for a major future event, lost revenue, including from new tenants that could have been added to our properties but for the event, or other costs to remediate the impact of a significant event. We also rely on a limited number of vendors to provide key services, including, but not limited to, utilities, at certain of our properties. If, as a result of unanticipated events, including those resulting from climate change, these vendors fail to adequately provide key services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.
General Risk Factors
We are dependent upon our key personnel.
We are dependent upon our key personnel, particularly Gerard H. Sweeney - President and Chief Executive Officer, Thomas Wirth - Executive Vice President and Chief Financial Officer, Jeffrey DeVuono - Executive Vice President and Senior Managing Director, and William Redd – Executive Vice President and Senior Managing Director. Among the reasons that Messrs. Sweeney, Wirth, DeVuono and Redd are important to our success is that each has a favorable reputation, which attracts business and investment opportunities and assists us in negotiations with lenders, unconsolidated real estate venture partners and other investors. If we lost their services, our relationships with lenders, potential tenants and industry personnel could be affected. We are currently completing a transition of our Executive Vice President – Operations. Management transitions may create uncertainty and involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute strategies and result in a material adverse impact on our business, financial conditions and results of operations We are also dependent on our other executive officers for strategic business direction and real estate experience. Loss of their services could adversely affect our operations.
Our ability to make distributions is subject to various risks.
Historically, we have paid quarterly distributions to our shareholders. Our ability to make distributions in the future will depend upon, among other things:
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

A continued increase in interest rates would further increase our interest costs on variable rate debt and could adversely impact our ability to refinance existing debt or sell assets on favorable terms or at all.
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

Our business may be adversely affected by social, political and economic instability, unrest or disruption, including legal, regulatory and policy changes by Congress or the presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest. Such events have in the past, and may in the future, result in restrictions, curfews or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations.

Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes, particularly following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the real estate industry remain highly uncertain. Additionally, changes in federal policy that affect the geopolitical landscape, such as the imposition of tariffs and changes to U.S. trade and foreign policy, have, and could in the future, lead to adverse effects on the U.S. domestic economy and our business operations.

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
Failure of the U.S. federal government to manage its fiscal matters or to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.
Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”), has previously caused the U.S. federal government to shut down for periods of time. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

Engage Third-parties on Risk Management
We engage external experts, including cybersecurity assessors and consultants, in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain consistent with industry best practices. These third-parties have performed threat assessments, and provided consultation on security enhancements and evolving best practices.
Oversee Third-party Risk
To address risks associated with third-party service providers, we review and assess the cybersecurity controls of our third-party service providers and vendors, as appropriate, and make changes to our business processes to manage these risks. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third-parties.
Risks from Cybersecurity Threats
We have not experienced a cybersecurity threat or cybersecurity incident in the past three years that has materially adversely affected, or is reasonably likely to materially adversely affect, our results of operations or financial condition. However, we face risks associated with breaches of our information technology systems, including through cyber-attacks and cyber intrusions, which could result in significant disruptions of our information technology systems (and those of third parties which we use), and unauthorized access to our information and information of our tenants and personnel. On May 1, 2024, we detected unauthorized occurrences by a third party on portions of our information technology systems. Upon detecting the unauthorized occurrences, we promptly initiated our previously established response protocols and took steps to contain and remediate the incident. As part of our remediation activities, we strengthened our surveillance of cybersecurity threats and our information backup systems. A substantial portion of our direct costs incurred relating to containing, investigating and remediating the cybersecurity incident were reimbursed through insurance recoveries. The cybersecurity incident has not had a material impact on our financial condition or results of operations, and we do not believe the cybersecurity incident is reasonably likely to materially impact our financial condition or results of operations. Refer to “Item 1A. Risk Factors” in this Form 10-K, including “We have experienced, and may again experience, data security breach that may cause damage to our business and reputation,” for additional discussion about cybersecurity-related risks.

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
Item 2.    Properties
Overview
As of December 31, 2025, we owned 60 properties that contain an aggregate of approximately 11.3 million net rentable square feet and consist of 56 office properties and four mixed-use properties (collectively, the “Core Properties”). We also own two recently completed not yet stabilized properties and three properties in development/redevelopment (collectively, the “Properties”). The properties are located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware. As of December 31, 2025, the Core Properties were approximately 88.3% occupied. As of December 31, 2025, we also owned economic interests in seven unconsolidated real estate ventures. We refer to these ventures as “Commerce Square Venture,” “Mid-Atlantic Office Venture,” “Cira Square,” “One Uptown – Multifamily,” “One Uptown – Office” and “JBG.” See Note 4 “Investment in Unconsolidated Real Estate Ventures,” to our Consolidated Financial Statements for further information.
Property Statistics
The following table sets forth information with respect to our Core Properties at December 31, 2025:

	Net Rentable Square Feet	% Occupied
PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT
Cira Center	730,187	94.2%
1717 Arch Street	1,029,413	93.2%

130 North 18th Street	595,041	90.0%
100 North 18th Street	708,844	97.3%
1900 Market Street	456,922	94.4%
3020 Market Street	190,925	89.2%
3000 Market Street	90,556	100.0%
618 Market Street (a)	15,878	74.6%
FMC Tower at Cira Center South (a)	625,863	98.2%
The Bulletin Building (a)	282,709	100.0%
2930 Chestnut Street (a)	9,788	100.0%
PHILADELPHIA CENTRAL BUSINESS DISTRICT SEGMENT SUBTOTAL	4,736,126	94.7%
PENNSYLVANIA SUBURBS SEGMENT
Six Tower Bridge	116,174	41.6%
426 West Lancaster Avenue	55,941	100.0%
640 Freedom Business Center	132,000	89.5%
620 Freedom Business Center	86,570	100.0%
1000 First Avenue	74,139	94.5%
1060 First Avenue	77,718	100.0%
630 Freedom Business Center	86,683	93.6%
1020 First Avenue	74,556	100.0%
1040 First Avenue	75,488	100.0%
610 Freedom Business Center	62,991	57.1%
600 Park Avenue	39,000	100.0%
933 First Avenue	111,053	100.0%
500 North Gulph Road	100,820	100.0%
401 Plymouth Road	204,186	64.0%
Metroplex I	120,877	95.7%
150 Radnor Chester Road	340,380	100.0%
One Radnor Corporate Center	201,874	100.0%
201 King of Prussia Road	251,434	95.2%
555 Lancaster Avenue	241,687	96.2%
Four Radnor Corporate Center	164,464	60.0%
Five Radnor Corporate Center	164,505	80.3%
Three Radnor Corporate Center	119,087	54.2%
Two Radnor Corporate Center	97,576	86.3%
130 Radnor Chester Road	71,349	100.0%
170 Radnor Chester Road	68,143	100.0%
155 King of Prussia Road	144,685	100.0%
101 West Elm Street	173,827	67.2%
1 West Elm Street	97,737	100.0%
PENNSYLVANIA SUBURBS SEGMENT SUBTOTAL	3,554,944	87.6%
AUSTIN SEGMENT
401-405 Colorado Street	205,803	100.0%
Broadmoor Austin - Bldg 1	202,850	100.0%
Broadmoor Austin - Bldg 3	198,306	100.0%
Broadmoor Austin - Bldg 4	142,386	100.0%
Broadmoor Austin - Bldg 6	144,249	100.0%
Four Points Center 3	164,818	100.0%
Four Points Centre	192,396	20.7%

River Place - Bldg 1	76,529	28.3%
River Place - Bldg 2	114,491	26.9%
River Place - Bldg 3	113,465	27.1%
River Place - Bldg 4	87,639	10.0%
River Place - Bldg 5	67,601	75.2%
River Place - Bldg 6	62,038	100.0%
River Place - Bldg 7	69,119	84.9%
AUSTIN SEGMENT SUBTOTAL	1,841,690	73.9%
OTHER SEGMENT
6600 Rockledge Drive	160,173	100.0%
1676 International Drive	299,387	74.0%
8260 Greensboro Drive	158,961	80.8%
2340 Dulles Corner Boulevard	268,365	91.8%
Promenade at Main Street	31,445	56.1%
Piazza Offices at Main Street	44,708	100.0%
920 North King Street	203,328	100.0%
OTHER SEGMENT SUBTOTAL	1,166,367	87.6%
TOTAL CORE PORTFOLIO	11,299,127	88.3%
(a)These properties are mixed use properties

The following table shows lease expirations for the Core Properties as of December 31, 2025, during each of the next 10 years and thereafter. This table assumes no exercise of renewal options or termination rights:

Year of Lease Expiration December 31,	Rentable Square Feet (in thousands)	Final Annualized Base Rent Under Expiring Leases (a) (in thousands)	Percentage of Total Final Annualized Base Rent Under Expiring Leases
2026	589	$25,136	5.5%
2027	1,228	48,067	10.4%
2028	1,130	45,756	9.9%
2029	1,770	80,071	17.4%
2030	879	39,410	8.6%
2031	646	33,400	7.2%
2032	610	32,220	7.0%
2033	494	29,831	6.5%
2034	1,251	68,314	14.8%
2035	293	13,006	2.8%
2036 and thereafter	1,081	45,580	9.9%
	9,971	$460,791	100%
(a)Represents the annualized cash rental rate of base rents, including tenant reimbursements, in the final month prior to expiration. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.

The following table shows the geographic locations for the Core Properties as of December 31, 2025. For more information about our geographic locations, see Note 18 “Segment Information” to our Consolidated Financial Statements:

Location	Number of Properties	Net Rentable Square Feet (in thousands)	Percentage Leased as of December 31, 2025	Leased Square Feet (in thousands)	Total Base Rent (a) (in thousands)	Percentage of Base Rent
Philadelphia	11	4,726	96.9%	4,580	$146,455	43.8%
Pennsylvania Suburbs	28	3,555	89.0%	3,165	113,522	34.0%
Austin	14	1,842	73.9%	1,362	38,162	11.4%
Other	7	1,166	92.6%	1,080	35,977	10.8%
	60	11,289	90.2%	10,187	$334,116	100.0%
(a)Represents base rents earned during the year, including tenant reimbursements, and excludes parking income, tenant inducements, and deferred market rent adjustments.
The following table shows the major tenants of the Core Properties as of December 31, 2025 and assumes that none of the tenants exercise renewal options or termination rights, if any, at or prior to scheduled expirations:

Tenant Name	Annualized Base Rents (a) (in thousands)	Percentage of Aggregate Annualized Base Rents
IBM, Inc.	$20,825	5.2%
Spark Therapeutics, Inc.	18,864	4.7%
Comcast Corporation	12,687	3.2%
FMC Corporation	12,149	3.0%
Troutman Pepper Locke LLP	10,722	2.7%
Lincoln National Management Co.	10,597	2.6%
Independence Blue Cross, LLC	9,172	2.3%
The Trustees of the University of Pennsylvania	8,139	2.0%
CSL Behring, LLC	7,841	2.0%
T-Mobile Northeast LLC	7,447	1.9%
Other	282,097	70.4%
	$400,540	100.0%
(a)Represents the annualized base rent, including tenant reimbursements, for each lease in effect at December 31, 2025. Tenant reimbursements generally include payment of a portion of real estate taxes, operating expenses, and common area maintenance and utility charges.
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
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of     Equity Securities
The common shares of Brandywine Realty Trust are traded on the New York Stock Exchange (“NYSE”) under the symbol “BDN.” There is no established trading market for units of partnership interests in the Operating Partnership. On February 18, 2026, there were 511 holders of record of our common shares and 20 holders of record (in addition to Brandywine Realty Trust) of Class A units of limited partnership interest in the Operating Partnership. On February 18, 2026, the last reported sales price of the common shares on the NYSE was $3.15.
For each quarter in 2025 and 2024, the Operating Partnership paid a cash distribution per Class A unit in an amount equal to the dividend paid on a common share for each such quarter.
In order to maintain the status of Brandywine Realty Trust as a REIT, we must make annual distributions to shareholders of at least 90% of our taxable income (not including net capital gains). Future distributions will be declared at the discretion of our Board of Trustees and will depend on our actual cash flow, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as our Board of Trustees deem relevant. Our credit facilities contain certain restrictions on the payment of dividends. Those restrictions permit us to pay dividends to the greater of (i) an aggregate amount required by us to retain our qualification as a REIT for Federal income tax purposes and (ii) 95% of our funds from operations (FFO). See Note 8 “Debt Obligations,” to our Consolidated Financial Statements for further details.
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
See Note 14 “Share-Based Compensation, 401(k) Plan and Deferred Compensation,” to our Consolidated Financial Statements for information related to compensation plans under which our common shares are authorized for issuance. See Note 12 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our share repurchase program during the year ended December 31, 2025.

SHARE PERFORMANCE GRAPH
The SEC requires us to present a chart comparing the cumulative total shareholder return on the common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for the common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the FTSE NAREIT All Equity REITs Index, (iii) the Russell 2000 Index and (iv) the FTSE NAREIT Equity Office Index for the period beginning December 31, 2020 and ending December 31, 2025 and assumes an investment of $100, with reinvestment of all dividends, has been made in the common shares and in each index on December 31, 2020.

Total Return Performance
250
200
150
100
50
0
Index Value
S&P 500 Index
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
FTSE NAREIT Equity Office Index
Brandywine Realty Trust
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

		Period Ending
Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
FTSE NAREIT All Equity REITs Index	100.00	141.30	106.05	118.09	123.90	126.71
FTSE NAREIT Equity Office Index	100.00	122.00	76.10	77.65	94.35	81.15
Brandywine Realty Trust	100.00	119.50	58.97	59.99	70.26	41.24
Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements appearing elsewhere herein and is based primarily on our Consolidated Financial Statements for the years ended December 31, 2025, 2024 and 2023. This report including the following discussion, contains forward-looking statements, which we intend to be covered by the safe-harbor provisions of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities

Exchange Act of 1934, as amended. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. These forward-looking statements are inherently uncertain, and actual results may differ from expectations. “See “Forward-Looking Statements” immediately before Part I of this report.
OVERVIEW
During the twelve months ended December 31, 2025, we owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia in Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
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
Notwithstanding the challenging macroeconomic conditions, which have contributed to recent difficulties in asset dispositions at acceptable prices, leasing of vacant space at attractive rents and sourcing of capital for development projects at acceptable costs, as well as to impairments of assets, we believe that our portfolio of Properties and investments, and liquidity profile, will allow us to maintain stable operating performance. In our ongoing assessment of our Properties, we consider both their quantitative and qualitative attributes, including in relation to other properties within a given submarket or adjacent submarkets that compete with our portfolio for tenants. The attributes that we consider in our assessment include the age and condition of the property, average asking rental rates, access to mass transit and highways, floorplate efficiencies, amenities within, and nearby, the property and availability of parking as well as market demographics such that bear on demand for space at our properties. We also believe that our portfolio and liquidity profile will enable us to raise capital, as necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at December 31, 2025 was 88.3% compared to 87.8% at December 31, 2024.

The table below summarizes selected operating and leasing statistics of our wholly owned properties for the years ended December 31, 2025 and 2024:

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Leasing Activity
Core Properties (1)(2):
Total net rentable square feet owned	11,289,339	11,930,549	11,289,339	11,930,549
Occupancy percentage (end of period)	88.3%	87.8%	88.3%	87.8%
Average occupancy percentage	89.3%	87.4%	88.4%	88.3%
Total Portfolio, less properties in development/redevelopment:
Tenant retention rate (3)	54.2%	75.6%	64.4%	63.0%
New leases and expansions commenced (square feet)	87,094	97,657	469,257	425,604
Leases renewed (square feet)	77,604	100,776	776,186	597,808
Net absorption (square feet)	(57,356)	32,455	(169,864)	(128,494)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	25.9%	8.0%	13.2%	17.8%
Renewal rental rates	16.8%	5.4%	2.5%	11.3%
Combined rental rates	20.9%	5.9%	4.2%	12.6%
Weighted average lease term for leases commenced (years)	7.2	6.4	5.4	6.2
Average annual rent (per square foot) (7) (8)	$45.17	$40.07	$39.93	$40.08
Capital Costs Committed (5)(6)(7):
Leasing commissions (per square foot)	$11.26	$5.56	$5.67	$7.77
Tenant improvements (per square foot)	$23.97	$12.32	$11.50	$21.19
Total capital per square foot per lease year	$4.14	$3.07	$3.21	$3.88
Average annualized capital as % of average annual rent (7) (8)	10.8%	8.9%	9.5%	12.0%
(1)Does not include properties under development, redevelopment, held for sale, or sold.
(2)The statistics presented for periods ended prior to the three-month period ended December 31, 2025 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The increases for the three months ended December 31, 2025 are primarily due to a higher percentage of new leases compared to renewals for the three months ended December 31, 2025 compared to the three months ended December 31, 2024. The decreases for the year ended December 31, 2025 are primarily due to a lower percentage of new leases compared to renewals and more renewals with no tenant improvements for the year ended December 31, 2025 compared to the year ended December 31, 2024.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the twelve months ended December 31, 2025 and 2024:

	Twelve months ended December 31,
	% Occupied	% Occupied
	2025	2024
Philadelphia CBD	94.7%	93.7%
Pennsylvania Suburbs	87.6%	88.2%
Austin, Texas	73.9%	77.8%
Other	87.6%	83.2%
Total - Core Properties	88.3%	87.8%
The table below summarizes the occupancy statistics of our Properties, broken down by property types for the twelve months ended December 31, 2025 and 2024:

	Twelve months ended December 31,		Twelve months ended December 31,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2025	2024	2025	2024
Office	90.8%	90.8%	88.0%	89.5%
Life Science (1)	5.8%	6.1%	85.4%	81.7%
Residential (2)	3.4%	3.1%	86.6%	82.2%
Total (3)	100.0%	100.0%	87.8%	88.9%
(1)Represents Philadelphia portfolio assets located at 3000 Market Street and 3025 Market Street in Philadelphia, Pennsylvania, dedicated life science floors at Cira Centre in Philadelphia, Pennsylvania and 250 King of Prussia Road in Radnor, Pennsylvania.
(2)Represents our residential operation at 2929 Walnut Street and 3025 JFK in Philadelphia, Pennsylvania.
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 5.5% of our aggregate final annualized base rents as of December 31, 2025 (representing approximately 5.2% of the net rentable square feet of the properties) are scheduled to expire without penalty in 2026. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.4 million, or 0.2%, of our accrued rent receivable balance as of December 31, 2025 compared to $0.9 million, or 0.5%, of our accrued rent receivable balance as of December 31, 2024.
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
As of December 31, 2025, the following projects are in active development (dollars, in thousands):

Property/Portfolio Name	Location	Completion Date	Activity Type	Approximate Room Count or Square Footage	Estimated Costs	Amount Funded		Debt Financing
165 King of Prussia Road	Radnor, PA	Q2 2026	Development	121 Rooms	$59,500	$27,595		$—
3151 Market Street	Philadelphia, PA	Q4 2024	Development	441,000	$316,909	$219,734	(a)	$80,500
(a)In December 2025, we closed on a $80.5 million Commercial Property Assessed Clean Energy (“C-PACE”) financing for the development project at 3151 Market Street, which includes $30.0 million in future funding for new leasing.
In addition to the property listed above, we have classified one office building in Wilmington, Delaware as redevelopment, but we have yet to incur material development costs on the project.
As of December 31, 2025, the following active unconsolidated real estate venture development project remains under construction in progress and we were proceeding on the following activity (dollars, in thousands):

Property/Portfolio Name (% of BDN Ownership)	Location	Completion Date	Approximate Square Footage	Estimated Costs (a)	Amount Funded	Construction Loan Financing	Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
One Uptown - Office (64%)	Austin, TX	Q1 2024	362,679	$206,400	$158,485	$121,650	$—	$—
(a) Estimated costs include base building costs plus projected tenant fit out costs for remaining vacancies.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.
Impairment
We assess each of our real estate investments for indicators of impairment quarterly or when circumstances indicate that a real estate investment may be impaired. When indicators of potential impairment are present that suggest that the carrying amounts of real estate investments and related intangible assets may not be recoverable, we assess the recoverability by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition over, in most cases, a ten-year holding period. If we believe there is a significant possibility that we might dispose of the assets earlier, we assess the recoverability using a probability weighted analysis of the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over the various possible holding periods. The company may also utilize a market valuation approach, comparing the subject property to recent comparable market transactions in a similar location. If the recoverability assessment indicates that the carrying value of a tested real estate investment is not recoverable from estimated undiscounted future cash flows, it is written down to its estimated fair value and an impairment is recognized. If and when our plans change, we revise our recoverability analyses to use the cash flows expected from the operations and eventual disposition of each asset using holding periods that are consistent with our revised plans.
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

RESULTS OF OPERATIONS
The following discussion is based on our Consolidated Financial Statements for the years ended December 31, 2025 and 2024. Refer to Part II, Item 7. “Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the results of operations for the year ended December 31, 2023 which is presented therein in the form of a year-to-year comparison to the year ended December 31, 2024. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
Net operating income (“NOI”), as presented in the comparative analysis, below is non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards, and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 18 “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairments, depreciation and amortization costs, capital expenditures, and leasing costs. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. See Note 18 “Segment Information,” to our Consolidated Financial Statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following comparison for the year ended December 31, 2025 to the year ended December 31, 2024, makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.1 million net rentable square feet that we owned and consolidated for the twelve-month periods ended December 31, 2025 and 2024. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2024 and owned and consolidated through December 31, 2025, excluding properties classified as held for sale,
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during 2025 and 2024,
(c)“Recently Completed/Acquired - Not Yet Stabilized Properties,” which represents three properties (155 King of Prussia Road, 250 King of Prussia Road and 3025 JFK - office) placed into service, acquired or not yet stabilized on or subsequent to January 1, 2024,
(d)“Development/Redevelopment Properties,” which represents three properties (300 Delaware Avenue, 165 King of Prussia Road and 3151 Market Street) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment in the period that we determine to proceed with development/redevelopment for a future development strategy, and
(e)“2024 and 2025 Dispositions,” which represents properties disposed of during 2024 and 2025.

Comparison of Year Ended December 31, 2025 to the Year Ended December 31, 2024

	Same Store Property Portfolio				Recently Completed/Acquired - Not Yet Stabilized Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	2025	2024	$ Change	% Change
Revenue:
Rents	$417.7	$409.2	$8.5	2.1%	$17.3	$8.0	$3.0	$3.3	$19.5	$48.7	$457.5	$469.2	$(11.7)	(2.5)%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	20.3	23.8	20.3	23.8	(3.5)	(14.7)%
Other	1.1	0.9	0.2	22.2%	—	—	—	—	5.5	11.6	6.6	12.5	(5.9)	(47.2)%
Total revenue	418.8	410.1	8.7	2.1%	17.3	8.0	3.0	3.3	45.3	84.1	484.4	505.5	(21.1)	(4.2)%
Property operating expenses	113.4	108.0	5.4	5.0%	3.5	1.7	2.3	2.0	12.2	18.2	131.4	129.9	1.5	1.2%
Real estate taxes	39.7	40.4	(0.7)	(1.7)%	0.6	0.5	0.7	0.8	2.6	6.0	43.6	47.7	(4.1)	(8.6)%
Third party management expenses	—	—	—	—%	—	—	—	—	10.2	9.7	10.2	9.7	0.5	5.2%
Net operating income	265.7	261.7	4.0	1.5%	13.2	5.8	—	0.5	20.3	50.2	299.2	318.2	(19.0)	(6.0)%
Depreciation and amortization	140.3	138.6	1.7	1.2%	9.8	6.3	1.2	1.2	25.1	32.1	176.4	178.2	(1.8)	(1.0)%
General & administrative expenses									42.0	42.8	42.0	42.8	(0.8)	(1.9)%
Provision for impairment									63.4	44.7	63.4	44.7	18.7	41.8%
Net gain on disposition of real estate											(9.4)	(2.3)	(7.1)	308.7%
Net loss on sale of undepreciated real estate											0.1	—	0.1	—%
Operating income (loss)	$125.4	$123.1	$2.3	1.9%	$3.4	$(0.5)	$(1.2)	$(0.7)	$(110.2)	$(69.4)	$26.7	$54.8	$(28.1)	(51.3)%
Number of properties	59	59			3		3		—		65
Square feet	11.1	11.1			0.5		0.7		—		12.3
Core Occupancy % (b)	88.2%	88.8%			100%
Other Income (Expense):
Interest and investment income											4.4	3.8	0.6	15.8%
Interest expense											(135.0)	(116.3)	(18.7)	16.1%
Interest expense — Deferred financing costs											(5.1)	(5.0)	(0.1)	2.0%
Equity in loss of unconsolidated real estate ventures											(57.7)	(191.6)	133.9	(69.9)%
Net gain on real estate venture transactions											0.2	56.8	(56.6)	(99.6)%
Gain (loss) on early extinguishment of debt											(12.3)	1.0	(13.3)	(1,330.0)%
Income tax provision											(0.1)	—	(0.1)	—%
Net loss											$(178.9)	$(196.5)	$17.6	(9.0)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(1.03)	$(1.14)	$0.11	(9.6)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold, properties classified as held for sale, the parking operations of pre-development projects, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B.Labs incubator, remediation costs of insured events.
(b)Pertains to Core Properties.

Total Revenue
Rents from the Total Portfolio decreased $11.7 million primarily as a result of the following:
•$9.9 million decrease due to the sale of five Class B office properties in the Plymouth Meeting Executive Center in Plymouth Meeting, PA in the third quarter of 2024;
•$12.6 million decrease due to the sale of One and Two Barton Skyway, Austin, TX in the fourth quarter of 2024;
•Partially offset by $9.3 million increase related to our Recently Completed/Acquired Properties, which are comprised of 250 King of Prussia Road, Radnor, PA, 155 King of Prussia Road, Radnor, PA and the office portion of 3025 JFK Boulevard, Philadelphia, PA during 2025; and
•$2.3 million increase related to the residential portion of 3025 JFK Boulevard, Philadelphia, PA, which was consolidated during the fourth quarter of 2025.

Other Revenue
Other revenue decreased primarily due to the Company recognizing $6.5 million of insurance proceeds in connection with the resolution of a legal dispute that was settled during the third quarter 2024.
Provision for Impairment
During second quarter of 2025, the Company recognized $63.4 million in aggregate impairments, comprised of (i) $34.1 million on two properties classified as held for use located in our Austin, Texas segment and (ii) $29.3 million on the sale of two office properties located in our Austin, Texas segment. See Note 3 “Real Estate Investments.”
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
Net Gain on Disposition of Real Estate
During 2025, the Company recognized a gain of $9.4 million from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017. In March 2017, the Company sold the property for a gross sales price of $21.4 million. At the settlement, the Company received a partial payment of $12.0 million and recognized a corresponding gain on sale of $6.5 million. The remainder of the payment of $9.4 million was deferred and was initially contingent upon termination or expiration of a lease at the property with an existing tenant. In 2024, the deferred contingent payment obligation was changed to a fixed payment obligation. The $9.4 million payment was received in 2025 and was recognized as a gain on disposition of real estate.
The $2.3 million gain on disposition of real estate for 2024 is due to the sale of a parking lot property in Richmond, Virginia for a gross sales price of $8.5 million and net cash proceeds of $8.3 million.
Interest Expense
Interest expense increased by approximately $18.7 million for the year ended December 31, 2025 compared to 2024, as detailed below.

Component	Change in interest expense for the year ended December 31, 2025 compared to December 31, 2024 (in thousands)
Increases to interest expense due to:
An additional $150 million aggregate principal amount of 8.875% Guaranteed Notes due 2029	$15,799
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	4,543
Decrease in capitalized interest on not wholly-owned properties (a)	6,182
$178 million Construction Loan acquired through 3025 JFK consolidation	2,279
Other interest expense	1,132
Total increases to interest expense	29,935
Decreases to interest expense due to:
Redemption of our $350 million 4.10% Guaranteed Notes due 2024	(4,096)
Repayment of the $245 million Secured Term Loan due 2028	(2,805)
Repayment of the $70 million One-Year Term Loan due 2025	(4,384)
Total decreases to interest expense	(11,285)
Total change in interest expense	$18,650
(a) The Company ceased interest capitalization on One Uptown - Office, One Uptown - Multifamily, and 3025 JFK in 2025 as we reached the end of the capitalization period at the end of 2024.

Equity in Loss of Unconsolidated Real Estate Ventures
Equity in loss of real estate ventures decreased primarily due to the Company's recognition of an impairment charge on the properties in the Commerce Square Venture in the third quarter of 2024. Additionally, the Company recognized an other than temporary impairment loss on its investment in the 4040 Wilson Venture, which was partially offset by the income at the Mid-

Atlantic Office Venture in the third quarter of 2024. During 2025, the Company recognized impairment losses related to the consolidation of 3025 JFK Venture and 3151 Market Street Venture. See Note 4 “Investment in Unconsolidated Real Estate Ventures” to our Consolidated Financial Statements for further information.
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
Gain (loss) on early extinguishment of debt
The change in gain (loss) on early extinguishment of debt is related to the costs incurred as part of the payoff of the $245 million Secured Term Loan due 2028.

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

As of December 31, 2025, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development/redevelopment and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during 2026 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our unsecured credit facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our unsecured credit facility, including unsecured term loans and unsecured notes. As of December 31, 2025, we were in compliance with all of our debt covenants and requirement obligations.
On March 1, 2023, the Company entered into an unsecured one-year term loan agreement in the aggregate principal amount of $70.0 million (the “2023 Term Loan”). The 2023 Term Loan was scheduled to mature on February 28, 2024. In January 2024, the Company executed its option to extend the 2023 Term Loan for an additional twelve months to February 28, 2025. The 2023 Term Loan bore interest at Daily Simple SOFR plus 1.90% with a 0.10% SOFR adjustment per year and was interest-only (payable monthly) through the maturity date. The Company repaid the loan in full on its maturity date of February 28, 2025.
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
On July 23, 2025, the Company repaid the $50.0 million construction loan related to 155 King of Prussia Road in Radnor, Pennsylvania in full.
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
On October 6, 2025, the Company repaid its $245.0 million Secured Loan due 2028 in full.
On October 22, 2025, the Company acquired all of its partner's preferred equity interest in the 3025 JFK Venture and consolidated the existing $178 million secured construction loan that matures in July 2026. The interest rate is capped at 6.60% through the maturity of the loan.
On December 19, 2025, the company closed on a $50.5 million C-PACE financing on its development project at 3151 Market Street located in, Philadelphia, Pennsylvania. The loan bears interest at 7.31% and has a maturity date of March 31, 2054.
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
As of December 31, 2025, our senior unsecured credit ratings and outlook were as follows:

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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of December 31, 2025, amounted to $2,328.6 million. The Operating Partnership’s secured debt obligations as of December 31, 2025 amounted to $235.3 million.
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
Liquidity
The Operating Partnership also considers net sales of selected properties and recapitalization of unconsolidated real estate ventures as additional sources of managing its liquidity. During the year ended December 31, 2025, we completed the sales of two office properties located in the Austin, Texas segment for a total gross sales price of $72.7 million, and 23.2 acres of land located in Richmond, Virginia for a gross sales price of $4.6 million.
As of December 31, 2025, we had $32.3 million of cash and cash equivalents and $564.5 million of available borrowings under our unsecured credit facility, net of $35.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during 2026 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the years presented.

As of December 31, 2025 and 2024, we maintained cash and cash equivalents and restricted cash of $62.3 million and $96.2 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Year Ended December 31,
Activity	2025	2024	Variance
Operating	$116,701	$181,125	$(64,424)
Investing	(206,282)	(120,185)	(86,097)
Financing	55,706	(32,297)	88,003
Net cash flows	$(33,875)	$28,643	$(62,518)
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends. The decrease in operating cash flows is primarily due to the decrease in prepaid rents in 2025 compared to 2024.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the year ended December 31, 2025, when compared to the year ended December 31, 2024, the change in investing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Acquisitions of real estate	$(105,819)
Capital expenditures and capitalized interest	16,364
Capital improvements/acquisition deposits/leasing costs	(4,383)
Joint venture investments	123,374
Proceeds from the sale of properties	(81,546)
Proceeds from note receivable	9,384
Capital distributions from unconsolidated real estate ventures	(43,471)
Increase in net cash used in investing activities	$(86,097)
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the year ended December 31, 2025, when compared to the year ended December 31, 2024, the change in financing cash flows was due to the following activities (in thousands):

(Decrease) Increase
Proceeds from debt obligations	$116,296
Repayments of debt obligations	(37,986)
Debt financing costs paid	(1,289)
Dividends and distributions paid	11,492
Other financing activities	(510)
Increase in net cash provided by financing activities	$88,003

Capitalization
Indebtedness
The table below summarizes indebtedness under our unsecured debt at December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024
	(dollars in thousands)
Balance: (a)
Fixed rate (b) (c)	$2,385,934	$2,123,610
Variable rate (d)	178,014	102,734
Total	$2,563,948	$2,226,344
Percent of Total Debt:
Fixed rate	93.1%	95.4%
Variable rate - unhedged	6.9%	4.6%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.3%	6.2%
Variable rate - unhedged	6.6%	6.5%
Total	6.3%	6.2%
Weighted-average maturity in years:
Fixed rate	3.8	3.8
Variable rate - unhedged	0.6	0.6
Total	3.6	3.7
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate. At December 31, 2025, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
(d)The Company consolidated the $178 million construction loan as a result of the recapitalization of 3025 JFK joint venture during the fourth quarter of 2025. The construction loan has a stated interest rate of SOFR + 3.6%. On July 22, 2025, the Company entered into an interest rate cap agreement of 3% on the loan. With the interest rate cap in-place, the maximum interest rate due is 6.60%.

Scheduled principal payments and related weighted average annual effective interest rates for our debt as of December 31, 2025 were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2026	$178,014	6.6%
2027	700,000	4.5%
2028	350,000	8.5%
2029	900,000	6.9%
2030	—	—%
2031	300,000	6.1%
2032	—	—%
2033	—	—%
2034	—	—%
2035	78,610	5.2%
Thereafter	57,324	7.3%
Totals	$2,563,948	6.3%

Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of December 31, 2025.
The charter documents of the Parent Company and Operating Partnership do not limit the amount or form of indebtedness that the Operating Partnership may incur, and its policies on debt incurrence are solely within the discretion of the Parent Company’s Board of Trustees, subject to the financial covenants in the Unsecured Credit Facility, the indenture for our unsecured notes and our other credit agreements.
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. During the year ended December 31, 2025, the Parent Company paid dividends in excess of the 90% criterion. See Note 12 “Beneficiaries' Equity of the Parent Company,” to our Consolidated Financial Statements for further information related to our dividends declared for the fourth quarter of 2025.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of December 31, 2025, approximately 97% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contained annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced increased inflation, resulting in our Same Store Property Portfolio operating margins decreasing to 63.3% from 63.9% for the twelve months ended December 31, 2025 and 2024, respectively, primarily due to increased property operating expenses. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 52.6% and 52.1% for the twelve months ended December 31, 2025 and 2024, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 19 “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on behalf of our real estate ventures.
In connection with the Schuylkill Yards Project, we entered into a neighborhood engagement program and, as of December 31, 2025, had $4.2 million of future contractual obligations. We are also committed to making additional contributions under the program. We estimate that, as of December 31, 2025, these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million. See Note 19 “Commitments and Contingencies,” to our Consolidated Financial Statements for further information.
We have committed to contribute $15.0 million to a newly-formed venture capital fund that invests in early-stage life science companies. As of December 31, 2025 we had funded $4.6 million of the foregoing commitment.
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
Our financial instruments consist of both fixed and variable rate debt. As of December 31, 2025, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $2,000.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million Credit Facility with no outstanding borrowings, (iv) a secured C-PACE loan for the property at 3151 Market with an outstanding principal balance of $57.3 million that has a fixed interest rate, (v) a construction loan for the property at 3025 JFK with an outstanding balance of $178.0 million that has an interest rate cap and (v) one unsecured term loan of $250.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
As of December 31, 2025, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $2,027.6 million. For sensitivity purposes, a 100 basis point change in the discount rate equates to a change in the total fair value of our debt of approximately $20.0 million at December 31, 2025.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $506.6 million as of December 31, 2025. The total fair value of our variable rate debt was approximately $501.5 million at December 31, 2025. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $9.5 million at December 31, 2025. If market rates of interest decrease by 100 basis points, the fair value of our outstanding variable rate debt would increase by approximately $10.0 million at December 31, 2025.

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
The following table presents a reconciliation of net loss attributable to common unitholders to FFO for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(180,015)	$(197,670)
Add (deduct):
Amount allocated to unvested restricted unitholders	1,231	1,178
Net (gain) loss on real estate venture transactions	227	(63,696)
Net gain on disposition of real estate	(9,396)	(2,297)
Provision for impairment	63,392	44,101
Company's share of impairment of an unconsolidated real estate venture	4,149	147,184
Depreciation and amortization:
Real property	154,009	154,945
Leasing costs including acquired intangibles	19,130	19,746
Company’s share of unconsolidated real estate ventures	41,959	47,013
Partners’ share of consolidated real estate ventures	(88)	(9)
Funds from operations	$94,598	$150,495
Funds from operations allocable to unvested restricted shareholders	(1,212)	(1,624)
Funds from operations available to common share and unit holders (FFO)	$93,386	$148,871
Weighted-average shares/units outstanding — basic (a)	173,979,997	173,042,591
Weighted-average shares/units outstanding — fully diluted (a)	180,256,697	175,969,844
(a)Includes common shares and partnership units outstanding through the years ended December 31, 2025 and December 31, 2024, respectively.

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
Under the supervision and with the participation of the Parent Company’s management, including its principal executive officer and principal financial officer, the Parent Company’s management conducted an evaluation of the effectiveness of the Parent Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Parent Company’s management concluded that the Parent Company’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Under the supervision and with the participation of the Operating Partnership’s management, including its principal executive officer and principal financial officer, the Operating Partnership’s management conducted an evaluation of the effectiveness of the Operating Partnership’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Based on this evaluation under the framework in Internal Control — Integrated Framework, the Operating Partnership’s management concluded that the Operating Partnership’s internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report that is included herein.
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
Item 9B.    Other Information
During the three months ended December 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933). During the three months ended December 31, 2025, the Company did not adopt, terminate or modify a Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Insider trading policies and procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading Policy”). The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
Incorporation by Reference

Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2026 Annual Meeting of Shareholders.
Item 11.    Executive Compensation
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2026 Annual Meeting of Shareholders.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2026 Annual Meeting of Shareholders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2026 Annual Meeting of Shareholders.
Item 14.    Principal Accountant Fees and Services
Incorporated herein by reference to the Company’s definitive proxy statement to be filed with respect to its 2026 Annual Meeting of Shareholders.
PART IV
Item 15.    Exhibits and Financial Statement Schedules.
(a)Financial Statements and Schedules of Brandywine Realty Trust
(b)Financial Statements and Schedules of Brandywine Operating Partnership
The financial statements and schedules of the Parent Company and the Operating Partnership listed below are filed as part of this report on the pages indicated.

Index to Financial Statements and Schedules

Page
Report of Independent Registered Public Accounting Firm (Brandywine Realty Trust) (PCAOB ID No. 238)	F-1

Report of Independent Registered Public Accounting Firm (Brandywine Operating Partnership, L.P.) (PCAOB ID No. 238)	F-4

Glossary	F-5
Financial Statements of Brandywine Realty Trust

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-8

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-9

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	F-10

Consolidated Statements of Beneficiaries’ Equity for the Years Ended December 31, 2025, 2024 and 2023	F-11

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-12

Financial Statements of Brandywine Operating Partnership, L.P.

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-14

Consolidated Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023	F-15

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025, 2024 and 2023	F-16

Consolidated Statements of Partners’ Equity for the Years Ended December 31, 2025, 2024 and 2023	F-17

Consolidated Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023	F-16

Notes to Consolidated Financial Statements (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.)	F-18

Schedule II — Valuation and Qualifying Accounts (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) for the years ended December 31, 2025, 2024 and 2023	F-59

Schedule III — Real Estate and Accumulated Depreciation (Brandywine Realty Trust and Brandywine Operating Partnership, L.P.) at December 31, 2025 with reconciliations for the years ended December 31, 2025, 2024 and 2023
F-60

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

4.2	Form of 4.550% Guaranteed Notes due 2029 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on September 17, 2014 and incorporated herein by reference)
4.3	Form of 3.950% Guaranteed Notes due 2027 previously filed as an exhibit to Brandywine Realty Trust's Form 8-K filed on November 17, 2017 and incorporated herein by reference)
4.4	Form of 4.550% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Current Report on Form 8-K dated October 10, 2019 and incorporated herein by reference)
4.5	Form of 7.550% Guaranteed Notes due 2028 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 13, 2022 and incorporated herein by reference)
4.6	Form of 8.875% Guaranteed Notes due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on April 12, 2024 and incorporated herein by reference)
4.7	Form of 8.875% Guaranteed Note due 2029 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated June 27, 2025 and incorporated herein by reference)
4.8	Form of 6.125% Guaranteed Notes due 2031 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K dated October 3, 2025 and incorporated herein by reference)
4.9
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

10.11	Form of Incentive Compensation Clawback Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on February 26, 2015 and incorporated herein by reference)
10.12	Schedule of Non-Employee Trustee Compensation (as revised, effective May 21, 2025)**(filed herewith)
10.13	Schedule of Non-Employee Trustee Compensation (as revised, effective May 28, 2026)**(filed herewith)
10.14
Form of 2023 Restricted Common Share Rights Award (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2022 and incorporated herein by reference)

10.15
Form of Change in Control Agreement with Executive Officers (Johnstone, Neuman and Redd)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-K for the year ended December 31, 2021 and incorporated herein by reference)

10.16
Brandywine Realty Trust 2023 Long-Term Incentive Plan** (previously filed as Appendix B to Brandywine Realty Trust’s definitive Proxy Statement on Schedule 14A filed on March 31, 2023 and incorporated herein by reference)

10.17
Form of 2024 Performance-Based Restricted Stock Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)

10.18
Form of 2024 Restricted Stock Unit Award Agreement (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference)

10.19
Form of 2025 Performance-Based Restricted Stock Unit Award Agreement** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed on April 30, 2025 and incorporated herein by reference)

10.20
Form of 2025 Restricted Stock Unit Award Agreement (with outperformance feature)** (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed on April 30, 2025 and incorporated herein by reference)

10.21	Brandywine Realty Trust 2023 Long-Term Incentive Plan, as amended** (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 4, 2025)
10.22
Amendment to the Second Amended and Restated Credit Agreement dated September 26, 2025 (previously filed as an exhibit to Brandywine Realty Trust’s Form 10-Q filed on November 7, 2025 and incorporated herein by reference)

14.1
Code of Business Conduct and Ethics, as amended on December 6, 2016 (previously filed as an exhibit to Brandywine Realty Trust’s Form 8-K filed on December 9, 2016 and incorporated herein by reference)

19.1	Brandywine Realty Trust Insider Trading Policy (previously filed as an exhibit to Brandywine Realty Trust's Form 10-K for the year ended December 31, 2024 and incorporated herein by reference)
21	List of subsidiaries (filed herewith)
23.1	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Realty Trust (filed herewith)
23.2	Consent of PricewaterhouseCoopers LLP relating to financial statements of Brandywine Operating Partnership, L.P. (filed herewith)
31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)
31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith)

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
101.1
The following materials from the Annual Reports on Form 10-K of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the year ended December 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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
Date: February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James C. Diggs	Chairman of the Board and Trustee	February 23, 2026
James C. Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2026
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 23, 2026
Reginald DesRoches

/s/ Joan Lau	Trustee	February 23, 2026
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 23, 2026
Charles P. Pizzi

/s/ H. Richard Haverstick, Jr.	Trustee	February 23, 2026
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
Date: February 23, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Diggs	Chairman of the Board and Trustee	February 23, 2026
James Diggs

/s/ Gerard H. Sweeney	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 23, 2026
Gerard H. Sweeney

/s/ Thomas E. Wirth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 23, 2026
Thomas E. Wirth

/s/ Daniel Palazzo	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2026
Daniel Palazzo

/s/ Reginald DesRoches	Trustee	February 23, 2026
Reginald DesRoches

/s/ Joan Lau	Trustee	February 23, 2026
Joan Lau

/s/ Charles P. Pizzi	Trustee	February 23, 2026
Charles P. Pizzi

/s/ H. Richard Haverstick, Jr.	Trustee	February 23, 2026
H. Richard Haverstick, Jr.

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Brandywine Realty Trust
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Realty Trust and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of beneficiaries' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(a) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Impairment Assessments of Certain Real Estate Investments
As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2025, the Company’s gross carrying value of real estate investments - operating properties was $3,753.8 million. For the year ended December 31, 2025, the Company recorded impairment losses of $63.4 million related to real estate investments, of which $34.1 million related to certain real estate investments held for use as of December 31, 2025 (“certain real estate investments”). Management reviews real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over a holding period. If the recoverability analysis indicates that the carrying value of a real estate investment is not recoverable, the real estate investment is written down to its estimated fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its estimated fair value. The estimated fair value for certain real estate investments was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate and the residual capitalization rate.
The principal considerations for our determination that performing procedures relating to the impairment assessments of certain real estate investments is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of certain real estate investments and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and the residual capitalization rate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of certain real estate investments, including controls over the development of the estimated fair value of certain real estate investments. These procedures also included, among others, (i) testing management’s process for developing the estimated fair value of certain real estate investments; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of certain data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and the residual capitalization rate. Evaluating the reasonableness of the significant assumptions used by management involved considering external market and industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2026

We have served as the Company’s auditor since 2003.

Report of Independent Registered Public Accounting Firm

To the Partners of Brandywine Operating Partnership, L.P.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Brandywine Operating Partnership, L.P. and its subsidiaries (the "Partnership") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of partners' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedules listed in the index appearing under Item 15(b) (collectively referred to as the "consolidated financial statements"). We also have audited the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Impairment Assessments of Certain Real Estate Investments
As described in Notes 2 and 3 to the consolidated financial statements, as of December 31, 2025, the Partnership’s gross carrying value of real estate investments - operating properties was $3,753.8 million. For the year ended December 31, 2025, the Partnership recorded impairment losses of $63.4 million related to real estate investments, of which $34.1 million related to certain real estate investments held for use as of December 31, 2025 (“certain real estate investments”). Management reviews real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. Management analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over a holding period. If the recoverability analysis indicates that the carrying value of a real estate investment is not recoverable, the real estate investment is written down to its estimated fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its estimated fair value. The estimated fair value for certain real estate investments was determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate and the residual capitalization rate.
The principal considerations for our determination that performing procedures relating to the impairment assessments of certain real estate investments is a critical audit matter are (i) the significant judgment by management when developing the estimated fair value of certain real estate investments and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and the residual capitalization rate.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessments of certain real estate investments, including controls over the development of the estimated fair value of certain real estate investments. These procedures also included, among others, (i) testing management’s process for developing the estimated fair value of certain real estate investments; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of certain data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and the residual capitalization rate. Evaluating the reasonableness of the significant assumptions used by management involved considering external market and industry data and evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
February 23, 2026

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
Funds From Operations (“FFO”)
Is a non-GAAP financial measure, which the Company believes is useful to investors. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company. NAREIT defines FFO as net income (loss) before noncontrolling interests of unitholders (preferred and common) and excluding gains (losses) on sales of depreciable operating property, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures and extraordinary items (computed in accordance with GAAP); plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated real estate ventures. Net income, the GAAP measure that the Company believes to be most directly comparable to FFO, includes depreciation and amortization expenses, gains or losses on property sales and noncontrolling interests. FFO per share is calculated by dividing FFO by fully diluted shares available to common shareholders and limited partnership unitholders. See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Form 10-K for a reconciliation of net loss attributable to common shares and common unitholders to FFO.

Net Operating Income (NOI)
Is a non-GAAP financial measure, which the Company defines as total revenue less property operating expenses, real estate taxes and third-party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we report because we believe it is useful to our investors. See Note 18 “Segment Information,” to our consolidated financial statements in this Form 10-K for additional information on NOI, including a reconciliation of NOI to our consolidated net loss as defined by GAAP.

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

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share information)

	December 31, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,753,780	$3,367,547
Accumulated depreciation	(1,259,090)	(1,171,803)
Prepaid ground leases, net	51,399	7,233
Right of use asset - operating leases, net	17,806	18,412
Operating real estate investments, net	2,563,895	2,221,389
Construction-in-progress	118,543	94,628
Land held for development	70,405	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,780,605	2,425,097
Cash and cash equivalents	32,284	90,229
Restricted cash and escrows	30,018	5,948
Accounts receivable	22,154	12,703
Accrued rent receivable, net of allowance of $424 and $909 as of December 31, 2025 and December 31, 2024, respectively	182,651	184,312
Investment in unconsolidated real estate ventures	314,326	570,455
Deferred costs, net	79,549	84,317
Intangible assets, net	22,426	5,505
Other assets	122,227	113,647
Total assets	$3,586,240	$3,492,213
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loans, net	$234,079	$275,338
Unsecured term loans, net	249,389	318,949
Unsecured senior notes, net	2,073,394	1,618,527
Accounts payable and accrued expenses	143,826	129,717
Distributions payable	14,108	26,256
Deferred income, gains and rent	22,569	35,414
Intangible liabilities, net	12,713	7,292
Lease liability - operating leases	23,720	23,546
Other liabilities	14,588	12,587
Total liabilities	$2,788,386	$2,447,626
Commitments and contingencies (See Note 19)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 173,699,039 and 172,665,995 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,733	1,724
Additional paid-in-capital	3,199,838	3,182,621
Deferred compensation payable in common shares	23,069	20,456
Common shares in grantor trust, 1,583,000 and 1,221,333 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	(23,069)	(20,456)
Cumulative earnings	605,252	783,499
Accumulated other comprehensive income (loss)	(1,437)	2,521
Cumulative distributions	(3,012,654)	(2,931,730)
Total Brandywine Realty Trust's equity	792,732	1,038,635
Noncontrolling interests	5,122	5,952
Total beneficiaries' equity	$797,854	$1,044,587
Total liabilities and beneficiaries' equity	$3,586,240	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share information)

	Year Ended December 31,
	2025	2024	2023
Revenue
Rents	$457,504	$469,242	$479,849
Third party management fees, labor reimbursement and leasing	20,329	23,742	24,417
Other	6,621	12,533	10,385
Total revenue	484,454	505,517	514,651
Operating expenses
Property operating expenses	131,347	129,890	129,885
Real estate taxes	43,602	47,726	49,974
Third party management expenses	10,245	9,714	10,088
Depreciation and amortization	176,428	178,168	188,797
General and administrative expenses	42,031	42,781	34,862
Provision for impairment	63,392	44,655	131,573
Total operating expenses	467,045	452,934	545,179
Gain (loss) on sale of real estate
Net gain on disposition of real estate	9,396	2,297	7,736
Net gain (loss) on sale of undepreciated real estate	(146)	—	1,211
Total gain on sale of real estate	9,250	2,297	8,947
Operating income (loss)	26,659	54,880	(21,581)
Other income (expense):
Interest and investment income	4,402	3,847	1,671
Interest expense	(134,955)	(116,306)	(95,456)
Interest expense - amortization of deferred financing costs	(5,119)	(5,000)	(4,369)
Equity in loss of unconsolidated real estate ventures	(57,681)	(191,585)	(77,915)
Net gain on real estate venture transactions	183	56,750	181
Gain (loss) on early extinguishment of debt	(12,244)	941	138
Net loss before income taxes	(178,755)	(196,473)	(197,331)
Income tax provision	(112)	(14)	(72)
Net loss	(178,867)	(196,487)	(197,403)
Net loss attributable to noncontrolling interests	620	580	614
Net loss attributable to Brandywine Realty Trust	(178,247)	(195,907)	(196,789)
Nonforfeitable dividends allocated to unvested restricted shareholders	(1,231)	(1,178)	(567)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(179,478)	$(197,085)	$(197,356)
Basic loss per Common Share	$(1.03)	$(1.14)	$(1.15)
Diluted loss per Common Share	$(1.03)	$(1.14)	$(1.15)
Basic weighted average shares outstanding	173,464,402	172,526,996	171,959,210
Diluted weighted average shares outstanding	173,464,402	172,526,996	171,959,210
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(178,867)	$(196,487)	$(197,403)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(3,971)	3,200	(4,579)
Total comprehensive income (loss)	(3,971)	3,200	(4,579)
Comprehensive loss	(182,838)	(193,287)	(201,982)
Comprehensive loss attributable to noncontrolling interest	633	569	628
Comprehensive loss attributable to Brandywine Realty Trust	$(182,205)	$(192,718)	$(201,354)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
For the Years ended December 31, 2025, 2024 and 2023
(in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2022	171,569,807	1,179,643	$1,716	$3,153,229	$19,601	$(19,601)	$1,176,195	$3,897	$(2,709,405)	$7,702	$1,633,334
Net loss							(196,789)			(614)	(197,403)
Other comprehensive loss								(4,565)		(14)	(4,579)
Share-based compensation activity	545,544	76,505	3	10,877							10,880
Share Issuance from/(to) Deferred Compensation Plan	(17,690)	(62,021)		(108)	364	(364)					(108)
Reallocation of Noncontrolling interest				(49)						49	—
Distributions declared ($0.68 per share)									(117,617)	(350)	(117,967)
BALANCE, December 31, 2023	172,097,661	1,194,127	$1,719	$3,163,949	$19,965	$(19,965)	$979,406	$(668)	$(2,827,022)	$6,773	$1,324,157
Net loss							(195,907)			(580)	(196,487)
Other comprehensive gain								3,189		11	3,200
Share-based compensation activity	601,706	114,537	5	18,887							18,892
Share Issuance from/(to) Deferred Compensation Plan	(33,372)	(87,331)		(159)	491	(491)					(159)
Reallocation of Noncontrolling interest				(56)						56	—
Distributions declared ($0.60 per share)									(104,708)	(308)	(105,016)
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(178,247)			(620)	(178,867)
Other comprehensive loss								(3,958)		(13)	(3,971)
Purchase of partnership interest in consolidated real estate venture										125	125
Share-based compensation activity	1,166,628	578,753	9	17,592	2,393	(2,393)					17,601
Share Issuance from/(to) Deferred Compensation Plan	(133,584)	(217,086)		(461)	220	(220)					(461)
Reallocation of Noncontrolling interest				86						(86)	—
Distributions declared ($0.53 per share)									(80,916)	(236)	(81,152)
Distributions to Noncontrolling interest holders									(8)		(8)
BALANCE, December 31, 2025	173,699,039	1,583,000	$1,733	$3,199,838	$23,069	$(23,069)	$605,252	$(1,437)	$(3,012,654)	$5,122	$797,854
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(178,867)	$(196,487)	$(197,403)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	176,428	178,168	188,797
Amortization of deferred financing costs	5,119	5,000	4,369
Amortization of debt discount/(premium), net	(696)	(2,421)	(1,056)
Amortization of stock compensation costs	17,558	16,889	9,847
Straight-line rent income	(1,115)	(6,015)	(9,270)
Amortization of acquired above (below) market leases, net	(718)	(919)	(1,256)
Straight-line ground rent expense	801	784	799
Net gain on real estate venture transactions	—	(56,750)	(181)
Total gain on disposition of real estate	(9,250)	(2,297)	(8,947)
Gain (loss) on early extinguishment of debt	12,244	(941)	(138)
Provision for impairment	63,392	44,655	131,573
Loss from unconsolidated real estate ventures, including income distributions	57,682	191,585	77,915
Income tax provision	112	14	72
Changes in assets and liabilities:
Accounts receivable	(8,806)	(13)	241
Other assets	(4,945)	(7,087)	(2,831)
Accounts payable and accrued expenses	2,708	953	(12,928)
Deferred income, gains and rent	(13,461)	13,128	(86)
Other liabilities	(1,485)	2,879	(2,244)
Net cash provided by operating activities	116,701	181,125	177,273
Cash flows from investing activities:
Acquisition of properties	—	—	(7,747)
Acquisition of partners interest in consolidated real estate venture, net of cash acquired	(105,819)	—	—
Proceeds from the sale of properties	74,321	155,867	76,804
Proceeds from note receivable	9,384	—	—
Capital expenditures for tenant improvements	(74,005)	(72,792)	(48,939)
Capital expenditures for redevelopments	(6,168)	(18,398)	(59,984)
Capital expenditures for developments	(33,223)	(38,570)	(47,537)
Advances to and from the purchase of tenant assets, net of repayments	(492)	1,699	(998)
Investment in unconsolidated real estate ventures	(70,653)	(194,027)	(85,922)
Deposits for real estate	—	—	3,500
Capital distributions from unconsolidated real estate ventures	13,122	56,593	3,790
Leasing costs paid	(12,749)	(10,557)	(7,879)
Net cash used in investing activities	(206,282)	(120,185)	(174,912)
Cash flows from financing activities:
Proceeds from credit facility borrowings	209,000	201,000	215,000
Repayments of credit facility borrowings	(209,000)	(201,000)	(303,500)
Proceeds from unsecured notes	459,000	400,000	—
Repayments of unsecured notes	—	(339,059)	(64,164)
Proceeds from unsecured term loan	—	—	70,000
Repayments of unsecured term loan	(70,000)	—	—
Proceeds from secured term loan	57,324	—	245,000
Repayment of secured term loan	(255,428)	—	—
Proceeds from construction loan	10,883	18,911	13,824
Repayments of construction loan	(43,617)	—	—
Debt financing costs paid	(7,623)	(6,334)	(4,371)
Shares used for employee taxes upon vesting of share awards	(1,538)	(1,028)	(371)
Redemption of limited partnership units	—	—	(5)
Distributions paid to shareholders	(93,022)	(104,479)	(124,255)
Distributions to noncontrolling interest	(273)	(308)	(372)
Net cash provided by (used in) financing activities	55,706	(32,297)	46,786
Increase/(Decrease) in cash and cash equivalents and restricted cash	(33,875)	28,643	49,147
Cash and cash equivalents and restricted cash at beginning of year	96,177	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$62,302	$96,177	$67,534

Reconciliation of cash and cash equivalents and restricted cash:

Cash and cash equivalents, beginning of period	$90,229	$58,319	$17,551
Restricted cash, beginning of period	5,948	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534	$18,387

Cash and cash equivalents, end of period	$32,284	$90,229	$58,319
Restricted cash, end of period	30,018	5,948	9,215
Cash and cash equivalents and restricted cash, end of period	$62,302	$96,177	$67,534

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2025, 2024 and 2023 of $12,472, $18,360 and $16,410 respectively	$132,043	$132,253	$107,838
Cash paid for income taxes	112	571	550
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,108	26,256	26,017
Change in acquired lease intangibles from consolidation of operating properties	6,339	—	—
Change in other assets from consolidation of operating properties	(1,103)	—	—
Change in intangible assets from consolidation of operating properties	(19,835)	—	—
Change in deferred costs from consolidation of operating properties	(4,876)	—	—
Change in right of use asset from consolidation of operating properties	(44,362)	—	—
Change in operating real estate from consolidation of operating properties	(490,162)	—	—
Change in secured debt as a result of consolidation of operating properties	178,014	—	—
Investment in unconsolidated joint ventures eliminated upon consolidation	266,486	—	—
Change in investment in real estate ventures as a result of deconsolidation	—	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	—	(7,814)
Change in notes receivable from sale of properties	—	19,919	—
Change in capital expenditures financed through accounts payable at period end	5,178	5,369	(3,282)
Change in capital expenditures financed through retention payable at period end	1,895	(3,188)	2,715
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit and per unit information)

	December 31, 2025	December 31, 2024
ASSETS
Real estate investments:
Operating properties	$3,753,780	$3,367,547
Accumulated depreciation	(1,259,090)	(1,171,803)
Prepaid ground leases, net	51,399	7,233
Right of use asset - operating leases, net	17,806	18,412
Operating real estate investments, net	2,563,895	2,221,389
Construction-in-progress	118,543	94,628
Land held for development	70,405	81,318
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,780,605	2,425,097
Cash and cash equivalents	32,284	90,229
Restricted cash and escrows	30,018	5,948
Accounts receivable	22,154	12,703
Accrued rent receivable, net of allowance of $424 and $909 as of December 31, 2025 and December 31, 2024, respectively	182,651	184,312
Investment in unconsolidated real estate ventures	314,326	570,455
Deferred costs, net	79,549	84,317
Intangible assets, net	22,426	5,505
Other assets	122,227	113,647
Total assets	$3,586,240	$3,492,213
LIABILITIES AND PARTNERS' EQUITY
Secured term loan, net	$234,079	$275,338
Unsecured term loan, net	249,389	318,949
Unsecured senior notes, net	2,073,394	1,618,527
Accounts payable and accrued expenses	143,826	129,717
Distributions payable	14,108	26,256
Deferred income, gains and rent	22,569	35,414
Intangible liabilities, net	12,713	7,292
Lease liability - operating leases	23,720	23,546
Other liabilities	14,588	12,587
Total liabilities	$2,788,386	$2,447,626
Commitments and contingencies (See Note 19)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	1,501	2,870
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; $173,699,039 and $172,665,995 units issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	795,402	1,036,712
Accumulated other comprehensive income (loss)	(1,781)	2,190
Total Brandywine Operating Partnership, L.P.'s equity	793,621	1,038,902
Noncontrolling interest - consolidated real estate ventures	2,732	2,815
Total partners' equity	$796,353	$1,041,717
Total liabilities and partners' equity	$3,586,240	$3,492,213
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except unit and per unit information)

	Year Ended December 31,
	2025	2024	2023
Revenue
Rents	$457,504	$469,242	$479,849
Third party management fees, labor reimbursement and leasing	20,329	23,742	24,417
Other	6,621	12,533	10,385
Total revenue	484,454	505,517	514,651
Operating expenses
Property operating expenses	131,347	129,890	129,885
Real estate taxes	43,602	47,726	49,974
Third party management expenses	10,245	9,714	10,088
Depreciation and amortization	176,428	178,168	188,797
General and administrative expenses	42,031	42,781	34,862
Provision for impairment	63,392	44,655	131,573
Total operating expenses	467,045	452,934	545,179
Gain (loss) on sale of real estate
Net gain on disposition of real estate	9,396	2,297	7,736
Net gain (loss) on sale of undepreciated real estate	(146)	—	1,211
Total gain on sale of real estate	9,250	2,297	8,947
Operating income (loss)	26,659	54,880	(21,581)
Other income (expense):
Interest and investment income	4,402	3,847	1,671
Interest expense	(134,955)	(116,306)	(95,456)
Interest expense - amortization of deferred financing costs	(5,119)	(5,000)	(4,369)
Equity in loss of unconsolidated real estate ventures	(57,681)	(191,585)	(77,915)
Net gain on real estate venture transactions	183	56,750	181
Gain (loss) on early extinguishment of debt	(12,244)	941	138
Net loss before income taxes	(178,755)	(196,473)	(197,331)
Income tax provision	(112)	(14)	(72)
Net loss	(178,867)	(196,487)	(197,403)
Net (income) loss attributable to noncontrolling interests - consolidated real estate ventures	83	(5)	22
Net loss attributable to Brandywine Operating Partnership	(178,784)	(196,492)	(197,381)
Nonforfeitable dividends allocated to unvested restricted unitholders	(1,231)	(1,178)	(567)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(180,015)	$(197,670)	$(197,948)
Basic loss per Common Partnership Unit	$(1.03)	$(1.14)	$(1.15)
Diluted loss per Common Partnership Unit	$(1.03)	$(1.14)	$(1.15)
Basic weighted average common partnership units outstanding	173,979,997	173,042,591	172,475,645
Diluted weighted average common partnership units outstanding	173,979,997	173,042,591	172,475,645
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(178,867)	$(196,487)	$(197,403)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	(3,971)	3,200	(4,579)
Total comprehensive income (loss)	(3,971)	3,200	(4,579)
Comprehensive loss	(182,838)	(193,287)	(201,982)
Comprehensive (income) loss attributable to noncontrolling interest - consolidated real estate ventures	83	(5)	22
Comprehensive loss attributable to Brandywine Operating Partnership	$(182,755)	$(193,292)	$(201,960)

The accompanying notes are an integral part of these consolidated financial statements.
F-16

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
For the Years ended December 31, 2025, 2024 and 2023
(in thousands, except Units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2022	171,569,807	$1,623,738	$3,569	$2,832	$1,630,139
Net loss		(197,381)		(22)	(197,403)
Other comprehensive loss			(4,579)		(4,579)
Deferred compensation obligation	(17,690)	(108)			(108)
Share-based compensation activity	545,544	10,880			10,880
Adjustment of redeemable partnership units to liquidation value at period end		60			60
Distributions declared to general partnership unitholders ( $0.68 per unit)		(117,617)			(117,617)
BALANCE, December 31, 2023	172,097,661	$1,319,572	$(1,010)	$2,810	$1,321,372
Net loss		(196,492)		5	(196,487)
Other comprehensive income			3,200		3,200
Deferred compensation obligation	(33,372)	(159)			(159)
Share-based compensation activity	601,706	18,892			18,892
Adjustment of redeemable partnership units to liquidation value at period end		(393)			(393)
Distributions declared to general partnership unitholders ( $0.60 per unit)		(104,708)			(104,708)
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(178,784)		(83)	(178,867)
Other comprehensive loss			(3,971)		(3,971)
Deferred compensation obligation	(133,584)	(461)			(461)
Share-based compensation activity	1,166,628	17,600			17,600
Purchase of partnership interest in consolidated real estate venture		125			125
Adjustment of redeemable partnership units to liquidation value at period end		1,134			1,134
Distributions declared to general partnership unitholders ($0.53 per unit)		(80,916)			(80,916)
Distributions to Noncontrolling interest holders		(8)			(8)
BALANCE, December 31, 2025	173,699,039	$795,402	$(1,781)	$2,732	$796,353
The accompanying notes are an integral part of these consolidated financial statements.
F-17

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(178,867)	$(196,487)	$(197,403)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	176,428	178,168	188,797
Amortization of deferred financing costs	5,119	5,000	4,369
Amortization of debt discount/(premium), net	(696)	(2,421)	(1,056)
Amortization of stock compensation costs	17,558	16,889	9,847
Straight-line rent income	(1,115)	(6,015)	(9,270)
Amortization of acquired above (below) market leases, net	(718)	(919)	(1,256)
Straight-line ground rent expense	801	784	799
Net gain on real estate venture transactions	—	(56,750)	(181)
Total gain on disposition of real estate	(9,250)	(2,297)	(8,947)
Gain (loss) on early extinguishment of debt	12,244	(941)	(138)
Provision for impairment	63,392	44,655	131,573
Loss from unconsolidated real estate ventures, including income distributions	57,682	191,585	77,915
Income tax provision	112	14	72
Changes in assets and liabilities:
Accounts receivable	(8,806)	(13)	241
Other assets	(4,945)	(7,087)	(2,831)
Accounts payable and accrued expenses	2,708	953	(12,928)
Deferred income, gains and rent	(13,461)	13,128	(86)
Other liabilities	(1,485)	2,879	(2,244)
Net cash provided by operating activities	116,701	181,125	177,273
Cash flows from investing activities:
Acquisition of properties	—	—	(7,747)
Acquisition of partners interest in consolidated real estate venture, net of cash acquired	(105,819)	—	—
Proceeds from the sale of properties	74,321	155,867	76,804
Proceeds from note receivable	9,384	—	—
Capital expenditures for tenant improvements	(74,005)	(72,792)	(48,939)
Capital expenditures for redevelopments	(6,168)	(18,398)	(59,984)
Capital expenditures for developments	(33,223)	(38,570)	(47,537)
Advances to and from the purchase of tenant assets, net of repayments	(492)	1,699	(998)
Investment in unconsolidated real estate ventures	(70,653)	(194,027)	(85,922)
Deposits for real estate	—	—	3,500
Capital distributions from unconsolidated real estate ventures	13,122	56,593	3,790
Leasing costs paid	(12,749)	(10,557)	(7,879)
Net cash used in investing activities	(206,282)	(120,185)	(174,912)
Cash flows from financing activities:
Proceeds from credit facility borrowings	209,000	201,000	215,000
Repayments of credit facility borrowings	(209,000)	(201,000)	(303,500)
Proceeds from unsecured notes	459,000	400,000	—
Repayments of unsecured notes	—	(339,059)	(64,164)
Proceeds from unsecured term loan	—	—	70,000
Repayments of unsecured term loan	(70,000)	—	—
Proceeds from secured term loan	57,324	—	245,000
Repayment of secured term loan	(255,428)	—	—
Proceeds from construction loan	10,883	18,911	13,824
Repayments of construction loan	(43,617)	—	—
Debt financing costs paid	(7,623)	(6,334)	(4,371)
Shares used for employee taxes upon vesting of share awards	(1,538)	(1,028)	(371)
Redemption of limited partnership units	—	—	(5)
Distributions paid to preferred and common partnership units	(93,295)	(104,787)	(124,627)
Net cash provided by (used in) financing activities	55,706	(32,297)	46,786
Increase/(Decrease) in cash and cash equivalents and restricted cash	(33,875)	28,643	49,147
Cash and cash equivalents and restricted cash at beginning of year	96,177	67,534	18,387
Cash and cash equivalents and restricted cash at end of period	$62,302	$96,177	$67,534

Reconciliation of cash and cash equivalents and restricted cash:

Cash and cash equivalents, beginning of period	$90,229	$58,319	$17,551
Restricted cash, beginning of period	5,948	9,215	836
Cash and cash equivalents and restricted cash, beginning of period	$96,177	$67,534	$18,387

Cash and cash equivalents, end of period	$32,284	$90,229	$58,319
Restricted cash, end of period	30,018	5,948	9,215
Cash and cash equivalents and restricted cash, end of period	$62,302	$96,177	$67,534

	Year Ended December 31,
	2025	2024	2023
Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the years ended December 31, 2025, 2024 and 2023 of $12,472, $18,360 and $16,410 respectively	$132,043	$132,253	$107,838
Cash paid for income taxes	112	571	550
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,108	26,256	26,017
Change in acquired lease intangibles from consolidation of operating properties	6,339	—	—
Change in other assets from consolidation of operating properties	(1,103)	—	—
Change in intangible assets from consolidation of operating properties	(19,835)	—	—
Change in deferred costs from consolidation of operating properties	(4,876)	—	—
Change in right of use asset from consolidation of operating properties	(44,362)	—	—
Change in operating real estate from consolidation of operating properties	(490,162)	—	—
Change in secured debt as a result of consolidation of operating properties	178,014	—	—
Investment in unconsolidated joint ventures eliminated upon consolidation	266,486	—	—
Change in investment in real estate ventures as a result of deconsolidation	—	—	8,595
Change in operating real estate from deconsolidation of operating properties	—	—	(7,814)
Change in notes receivable from sale of properties	—	19,919	—
Change in capital expenditures financed through accounts payable at period end	5,178	5,369	(3,282)
Change in capital expenditures financed through retention payable at period end	1,895	(3,188)	2,715
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2025, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of December 31, 2025, the Company owned and consolidated 65 properties that contained an aggregate of approximately 12.4 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) exclude properties under development or redevelopment, recently completed - not stabilized properties and properties held for sale. The Properties were comprised of the following as of December 31, 2025:

	Number of Properties	Rentable Square Feet
Office properties	56	10,364,889
Mixed-use properties	4	924,450
Core Properties	60	11,289,339
Redevelopment properties	3	721,035
Recently completed - not stabilized property (a)	2	377,294
The Properties	65	12,387,668
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

In addition to the Properties, as of December 31, 2025, the Company owned 106.5 acres of land held for development. The Company also held a leasehold interest in one land parcel totaling 0.8 acres, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of December 31, 2025, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.6 million net rentable square feet.
As of December 31, 2025, the Company also owned economic interests in seven unconsolidated real estate ventures (see Note 4 “Investment in Unconsolidated Real Estate Ventures” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
All references to building square footage, rentable square feet, acres, occupancy percentage, the number of buildings, and tax basis are unaudited.
The Company conducts its third-party real estate management services business primarily through nine management companies (collectively, the “Management Companies”): Brandywine Realty Services Corporation (“BRSCO”), BDN Management Inc. (“BMI”), Brandywine Properties I Limited, Inc. (“BPI”), BDN Brokerage, LLC (“BBL”), Brandywine Properties Management, L.P. (“BPM”), Brandywine Brokerage Services, LLC (“BBS”), BDN GC Services LLC (“BGCS”), Brandywine Cira Brokerage, LLC (“BCB”), and OCS/TRS Services (“OCS”). Each of BRSCO, BMI, BPI, and OCS is a taxable REIT subsidiary. BBS, BBL, BPM, BGCS, and BCB are tax disregarded entities wholly owned by the taxable REIT subsidiary entities. As of December 31, 2025, the Operating Partnership owned, directly and indirectly, 100% of each of BRSCO, BMI, BPI, BBL, BPM, BBS, and BGCS. As of December 31, 2025, the Management Company subsidiaries were managing properties containing an aggregate of approximately 20.0 million net rentable square feet, of which approximately

12.7 million net rentable square feet related to Properties owned by the Company and approximately 7.3 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
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
As of December 31, 2025 and 2024, the Company included in its consolidated balance sheets consolidated VIEs having total assets of $36.8 million and $37.2 million, respectively, and total liabilities of $19.7 million and $20.3 million, respectively.
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
Reclassification of Prior Year Presentation
Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. An adjustment has been made to the Consolidated Balance Sheet to reclassify the Prepaid Ground Lease, net, for fiscal year ended December 31, 2024.
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

The right of use assets and lease liabilities are presented as “Right of use asset - operating leases, net” and “Lease liability - operating leases”, respectively, on the consolidated balance sheet as of December 31, 2025 and 2024, respectively. The lease liabilities and right of use assets are amortized on a straight-line basis over the lease term with the corresponding expense classified in “Property operating expenses” on the consolidated statements of operations.

The most recent CPI adjustment is used to determine the present value of the lease payments for an indexed lease and ultimately the right of use asset and corresponding lease liability. Rent payments for amounts in excess of this estimated growth rate will be expensed on a cash basis as incurred and are considered variable lease costs.

Impairment of Real Estate Investments
The Company reviews its real estate investments for impairment following the end of each quarter for each of its real estate investments where events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company updates leasing and other assumptions regularly, paying particular attention to real estate investments where there is an event or change in circumstances that indicates an impairment in value. Additionally, the Company considers strategic decisions regarding the future development plans for real estate investment under development and other market factors. For real estate investments to be held and used, the Company analyzes recoverability based on the estimated undiscounted future cash flows expected to be generated from the operations and eventual disposition of the assets over, in most cases, a 10-year hold period. If there is significant possibility that the Company will dispose of assets earlier, it analyzes the recoverability using a probability weighted analysis of the undiscounted future cash flows expected to be generated from the operations and eventual disposition of each asset using various probable hold periods. The Company may also utilize a market valuation approach, comparing the subject property to recent comparable market transactions in a similar location. If the recoverability analysis indicates that the carrying value of the tested real estate investment is not recoverable, the real estate investment is written down to its fair value and an impairment is recognized in the amount of the excess of the carrying amount of the asset over its fair value. If and when the Company’s plans change, it revises its recoverability analysis to use cash flows expected from operations and eventual disposition of each asset using hold periods that are consistent with its revised plans.
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

When the Company acquires an interest in or contributes assets to an unconsolidated real estate venture project, the difference between the Company’s cost basis in the investment and the value of the unconsolidated real estate venture or asset contributed is amortized over the life of the related assets, intangibles, and liabilities and such adjustment is included in the Company’s share of equity in income of unconsolidated real estate ventures. For purposes of cash flow presentation, distributions from unconsolidated Real Estate Ventures are presented as part of operating activities when they are considered as a return on investments. Distributions in excess of the Company's share in the cumulative unconsolidated Real Estate Venture's earnings are considered as return of investments and are presented as part of investing activities in accordance with the accounting standard for cash flow presentation.

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
Revenue Recognition
Rental Revenue
The Company generates revenue under leases with tenants occupying the Properties. Generally, leases with tenants are accounted for as operating leases. The operating leases have various expiration dates. As of December 31, 2025 and 2024, the Company did not have any leases classified as direct-financing or sales-type leases.
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

The following is a summary of revenue earned by the Company’s reportable segments (see Note 18 “Segment Information,” for further information) during the year ended December 31, 2025 (in thousands):

	Philadelphia CBD	Pennsylvania Suburbs	Austin, Texas	Other	Corporate (a)	Total
Fixed rent	$160,305	$113,166	$42,036	$36,394	$1,770	$353,671
Variable rent	55,148	13,162	22,068	1,917	(159)	92,136
Total lease revenue	215,453	126,328	64,104	38,311	1,611	445,807
Amortization of deferred market rents	629	—	89	—	—	718
Daily parking & hotel flexible stay	9,657	—	962	360	—	10,979
Total rents	225,739	126,328	65,155	38,671	1,611	457,504
Third party management fees, labor reimbursement and leasing	1,825	13	1,932	1,306	15,253	20,329
Other income	4,350	425	241	151	1,454	6,621
Total revenue	$231,914	$126,766	$67,328	$40,128	$18,318	$484,454
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
The tax basis of the Parent Company’s assets was $2.8 billion and $2.9 billion for the years ended December 31, 2025 and December 31, 2024, respectively.
The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income and (b) 95% of the Parent Company’s net capital gain exceeds cash distributions and certain taxes paid by the Parent Company. No excise tax was incurred in 2025, 2024 or 2023.
The Parent Company has elected to treat several of its subsidiaries as taxable REIT subsidiaries (each a “TRS”). A TRS is subject to federal, state and local income tax. In general, a TRS may perform non-customary services for tenants, hold assets that the Parent Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business. The Company’s taxable REIT subsidiaries did not have material tax provisions or deferred income tax items as of December 31, 2025 and December 31, 2024.
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
The tax basis of the Operating Partnership’s assets was $2.8 billion and $2.9 billion for the years ended December 31, 2025 and December 31, 2024, respectively.
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
Share-Based Compensation Plans
The Parent Company maintains a shareholder-approved equity-incentive plan known as the 2023 Long-Term Incentive Plan, as amended (the "2023 Plan"), which replaced the Parent Company's Amended and Restated 1997 Long-Term Incentive Plan (the “1997 Plan” and collectively with the 2023 Plan, the Incentive Plans"). The Incentive Plans are administered by the Compensation Committee of the Parent Company’s Board of Trustees (the "Compensation Committee"). Under the 2023 Plan, the Compensation Committee is authorized to award equity and equity-based awards, including incentive stock options, non-qualified stock options, restricted share units and performance-based restricted share units (and previously made such awards under the 1997 Plan). The Company's share-based employee compensation plan is described more fully in Note 14 “Share-Based Compensation, 401(k) Plan and Deferred Compensation.”
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
Prepaid Ground Lease, net
As of December 31, 2025, the Company has $51.4 million of prepaid operating ground leases on which seven wholly-owned real estate investments are constructed, which is capitalized as part of the “Prepaid Ground Lease, net” caption on the Company's consolidated balance sheets and is amortized on a straight-line basis over the life of the noncancellable prepaid ground leases as part of the “Property operating expenses” caption within the Company’s consolidated statements of operations. Certain of the Company’s prepaid operating ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. As these are prepaid operating ground leases, none are subject to rent increases. The Company’s prepaid operating ground leases have remaining lease terms ranging from 9.1 to 9.4 years with a weighted average remaining lease term of 87.8 years. For the years ended December 31, 2025 and 2024, the Company amortized $0.2 million, respectively.

Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740). The standard requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. The new standard is effective for fiscal years beginning after December 15, 2024. The Company evaluated the impact of the standard and concluded it did not have a material impact on the Company's consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). The standard will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement. Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion. For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are evaluating the impact that ASU 2024-03 may have on our Consolidated Financial Statements and footnotes.

3. REAL ESTATE INVESTMENTS
As of December 31, 2025 and 2024, the gross carrying value of the operating properties was as follows (in thousands):

	December 31, 2025	December 31, 2024
Land	$337,459	$354,628
Building and improvements	2,925,483	2,551,089
Tenant improvements	490,838	461,830
Total	$3,753,780	$3,367,547
Construction-in-Progress
Internal direct construction costs totaling $9.1 million in 2025, $11.0 million in 2024, and $8.9 million in 2023 and interest expense totaling $2.0 million in 2025, $3.2 million in 2024, and $5.2 million in 2023 were capitalized related to the development, redevelopment and construction of tenant improvements of certain properties and land holdings.
During the years ended December 31, 2025, 2024 and 2023, the Company’s internal direct construction costs are comprised of capitalized compensation costs. The following table shows the amount of compensation costs (including bonuses and benefits) capitalized for the years presented (in thousands):

	December 31,
	2025	2024	2023
Development	$3,029	$4,447	$4,096
Redevelopment	1,127	738	944
Tenant Improvements	4,969	5,811	3,817
Total	$9,125	$10,996	$8,857
2025 Acquisitions
On October 22, 2025, the Company completed the acquisition of its partner’s 34% economic ownership interest in the joint venture that owns 3025 JFK Boulevard (“3025 JFK”), located in Philadelphia, Pennsylvania for $70.5 million. The property is subject to existing mortgage indebtedness of approximately $178.0 million, see Note 8 “Debt Obligations” for further information. The acquisition resulted in the Company recording a loss upon consolidation of approximately $3.2 million, which is the difference between the sum of the book value of the Company's previously held interest and the fair value of consideration paid less the fair value of the ventures net assets acquired. The Company recorded the loss upon consolidation as other-than-temporary impairment, which is included within loss from unconsolidated joint ventures in the Consolidated Statement of Operations.
On December 17, 2025, the Company completed the acquisition of its partner’s 23% economic ownership interest in the joint venture that owns 3151 Market Street (“3151 Market”), located in Philadelphia, Pennsylvania for $65.7 million. The acquisition resulted in the Company recording a loss upon consolidation of approximately $0.9 million, which is the difference between the sum of the book value of the Company's previously held interest and the fair value of consideration paid less the fair value of the ventures net assets acquired. The Company recorded the loss upon consolidation as other-than-temporary impairment, which is included within loss from unconsolidated joint ventures in the Consolidated Statement of Operations.
The following table summarizes the allocation of the relative fair value of the net assets the Company received at the date of each acquisition (in thousands):

Building and improvements	$483,321
Furniture & Equipment	$1,103
Tenant Improvements	$6,841
In-place lease intangibles	$19,188
Below-market ground lease intangibles	$5,524
Above-market ground lease intangibles	$(6,339)
Prepaid ground leases, net	$44,362
Net assets acquired	$554,000
The following table summarizes the estimated annual amortization of the acquired in-place lease intangibles, the acquired below-market lease intangibles and the acquired above-market lease intangibles as of each acquisition date for each of the five succeeding fiscal years (in thousands):

	Acquired In-Place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
2026	$4,871	$70	$61
2027	1,028	70	61
2028	1,028	70	61
2029	1,028	70	61
2030	1,028	70	61
Thereafter	9,067	5,989	5,210
Total	$18,050	$6,339	$5,515
The following table summarizes the weighted-average useful life of the acquired in-place lease intangibles, the acquired above-market and acquired below-market lease intangibles as of each acquisition date (in years):

	Acquired In-place Lease Intangibles	Acquired Above-Market Lease Intangibles	Acquired Below-Market Lease Intangibles
Weighted-average useful life	11	90.8	90.9
2024 Acquisitions
During the year ended December 31, 2024, the Company did not acquire any properties from a third party.

2023 Acquisitions

Property/Portfolio Name	Acquisition Date	Location	Property Type	Rentable Square Feet/Acres	Purchase Price
165 King of Prussia Road	October 27, 2023	Radnor, PA	Land	1.1 acres	$8,550

Dispositions
The following table summarizes the property dispositions during the years ended December 31, 2025, 2024 and 2023 (dollars in thousands):

Property/Portfolio Name	Disposition Date	Location	Property Type	Rentable Square Feet/Acres	Sales Price	Gain/(Loss) on Sale (a)
Quarry Lake II (b)	June 12, 2025	Austin, TX	Office	120,559	$17,600	$—
Four Barton Skyway (b)	August 25, 2025	Austin, TX	Office	222,580	$55,050	$—
Alterra at West Creek	October 6, 2025	Richmond, VA	Land	23.2 acres	$4,636	$(146)
Plymouth Meeting Executive Center (c)(d)	September 26, 2024	Plymouth Meeting, PA	Five Office Buildings	521,288	$65,500	$—
55 US Avenue (d)(e)	September 30, 2024	Gibbsboro, NJ	Land	11.0 acres	$6,466	$—
One and Two Barton Skyway (d)	November 18, 2024	Austin, TX	Two Office Buildings	390,963	$107,900	$—
Dabney Land Westwood	December 20, 2024	Richmond, VA	Parking Lot	11.0 acres	$8,500	$2,297
Dabney East	December 27, 2023	Richmond, VA	Land	11.6 acres	$1,600	$430
Byberry	December 7, 2023	Philadelphia, PA	Land Purchase Option	50.0 acres	$9,641	$3,960
8521 Leesburg Pike (f)	December 1, 2023	Vienna, VA	Office	150,897	$11,000	$—
200 N. Radnor Chester Road	October 31, 2023	Radnor, PA	Retail	17,884	$14,200	$7,735
Three Barton Skyway (f)	August 4, 2023	Austin, TX	Office	173,302	$53,250	$—

(a)Gain/(Loss) on Sale is net of closing and other transaction related costs.
(b)Recognized a provision for impairment of $29.3 million on the properties prior to the sales. The Company estimated the fair value of its impaired properties and the related impairment losses based upon purchase and sale agreements.
(c)The Company provided the purchaser with $15.5 million in seller financing which is subordinate to a first mortgage. The seller financing is subject to mandatory redemption by no later than the tenth anniversary of the closing date of the sale and is classified within “Other Assets” on the consolidated balance sheet.
(d)Recognized a provision for impairment of $21.1 million on the properties prior to the sales. The Company estimated the fair value of its impaired properties and the related impairment losses based upon purchase and sale agreements.
(e)The Company provided the purchaser with $4.4 million in seller financing, which is classified within “Other Asset” on the consolidated balance sheet.
(f)Recognized a provision for impairment of $16.7 million on the properties prior to the sales.

Net gain on disposition of real estate
Piers at Penn's Landing
During the year ended 2025, the Company recognized a gain of $9.4 million in “Net gain on disposition real estate” on the consolidated statements of operations, from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017. In March 2017, the Company sold the property for a gross sales price of $21.4 million. At the settlement, the Company received a partial payment of $12.0 million and recognized a corresponding gain on sale of $6.5 million. The remainder of the payment of $9.4 million was deferred and was initially contingent upon termination or expiration of a lease at the property with an existing tenant. During the first quarter of 2025, the Company received an installment payment of $3.0 million from the buyer and recognized a corresponding gain. In the fourth quarter of 2025, the Company received the final payment of $6.4 million from the buyer and recognized a corresponding gain on sale.
Net gain on sale of undepreciated real estate
3151 Market Venture
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
Held for Use Impairment
For the year ended December 31, 2025, the Company recognized impairment losses totaling $34.1 on two properties in the Austin, Texas segment. These impairments are due to a change in our anticipated hold period for the assets as a result of the Company's sale consideration or possible residential conversion of the properties. The Company determined that the carrying values exceeded the Company's estimated fair values of the properties. The estimated fair values are considered Level 3 in accordance with ASC 820 and were determined by estimating discounted cash flows using significant unobservable inputs, which were the discount rate of 12.50% and residual capitalization rate of 9.50%.
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
Held for Sale
As of December 31, 2025, 2024 and 2023, the Company had no assets held for sale.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of December 31, 2025, the Company held ownership interests in seven unconsolidated real estate ventures, with a net aggregate investment balance of $314.3 million. As of December 31, 2025, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; one of the real estate ventures directly owns one property with 341 rentable residential units; and two of the real estate ventures own 1.4 acres of land held for development.
The Company accounts for its interests in the unconsolidated real estate ventures, which range, as of December 31, 2025, from 20% to 85%, using the equity method accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $3.4 million, $7.7 million and $8.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $3.4 million, $2.3 million and $3.8 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $0.5 million and $5.0 million as of December 31, 2025 and 2024, respectively.
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
The Company’s investment in the unconsolidated real estate ventures as of December 31, 2025 and 2024, and the Company’s share of the unconsolidated real estate ventures’ income (loss) for the years ended December 31, 2025, 2024, and 2023 was as follows (in thousands):

	Ownership Percentage	Carrying Amount		Company's unconsolidated real estate venture Income (Loss)			Unconsolidated Real Estate Venture Debt at 100%, gross
		2025	2024	2025	2024	2023	2025	2024
Office Properties
Commerce Square Venture	85% (a)	$173,954	$179,061	$(12,081)	$(134,545)	$(18,791)	$220,000	$220,000
Mid-Atlantic Office Venture	40% (a)	10,877	10,844	133	7,141	(26,448)	51,097	62,023
Herndon Innovation Center Metro Portfolio Venture, LLC	(f)	—	—	—	—	(11,854)	—	—
MAP Venture	(b)	—	—	—	(6,541)	(10,580)	—	—
Cira Square	20%	41,101	42,969	(1,169)	(1,648)	(2,474)	160,000	160,000
KB JV	(e)	—	42	—	986	—	—	—
Other
4040 Wilson Venture (c)	(d)	—	—	—	(10,618)	(2,536)	—	—
One Uptown - Multifamily (c)	51%	19,964	29,818	(11,522)	(3,800)	—	81,795	72,197
Development Properties
3025 JFK Venture (c)	(g)	—	61,379	(21,759)	(19,271)	(4,456)	—	173,754
JBG - 51 N Street (c)	70%	8,214	8,209	(450)	(13,397)	(435)	—	—
JBG - 1250 First Street Office (c)	70%	8,546	8,531	(261)	(9,586)	(269)	—	—
3151 Market Street Venture (c)	(h)	—	168,925	4,552	(105)	(72)	—	—
One Uptown - Office (c)	64%	51,670	60,677	(15,124)	(201)	—	73,549	69,047
		$314,326	$570,455	$(57,681)	$(191,585)	$(77,915)	$586,441	$757,021

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
(g)On October 22, 2025, the Company acquired all of its partner's preferred equity interest in the 3025 JFK Boulevard Venture. See “3025 JFK Venture” section for more information on the acquisition. The Company's unconsolidated real estate venture loss recorded for the year ended December 31, 2025 for the Venture is year-to-date prior to the acquisition.
(h)On December 17, 2025, the Company acquired all of its partner's preferred equity interest in the 3151 Market Street Venture. See “3151 Market Street Venture” section for more information on the acquisition. The Company's unconsolidated real estate venture loss recorded for the year ended December 31, 2025 for the Venture is year-to-date prior to the acquisition.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Net property	$1,164,117	$1,641,085
Other assets	179,663	238,406
Other liabilities	85,524	107,801
Debt, net	583,062	752,325
Equity (a)	675,194	1,019,365
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the twelve-month periods ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025 (b)	2024 (b)	2023
Revenue	$154,597	$157,361	$232,895
Operating expenses	(66,257)	(79,093)	(122,181)
Interest expense, net	(57,960)	(58,785)	(78,909)
Depreciation and amortization	(65,379)	(70,536)	(100,205)
Provision for impairment	—	(148,347)	—
Loss on property disposition	(60)	—	—
Net loss	$(35,059)	$(199,400)	$(68,400)
Ownership interest %	Various	Various	Various
Company's share of net loss	$(53,943)	$(183,141)	$(39,637)
Other-than-temporary impairment (a)	(4,149)	(8,378)	(37,176)
Basis adjustments and other	411	(66)	(1,102)
Equity in loss of unconsolidated real estate ventures	$(57,681)	$(191,585)	$(77,915)
(a)Represents other-than-temporary impairment on investment in unconsolidated joint venture due to a decline in fair value below the carrying value of our investments in the unconsolidated joint venture for the years ended December 31, 2025, 2024 and 2023.
(b)Excludes amounts related to the Herndon Innovation Center Metro Portfolio Venture, LLC and the New MAP Venture as the Company discontinued applying the equity method of accounting. The Company discontinued applying the equity method of accounting on the Herndon Innovation Center Metro Portfolio Venture, LLC after March 31, 2024 and the New MAP Venture after June 30, 2024.

As of December 31, 2025, the aggregate principal payments of the unconsolidated real estate ventures recourse and non-recourse debt payable to third-parties are as follows (in thousands):

2026	$—
2027	155,344
2028	220,000
2029	211,097
2030	—
Thereafter	—
Total principal payments	586,441
Net deferred financing costs	(2,471)
Net original issue premium	(908)
Outstanding indebtedness	$583,062
One Uptown Ventures
On December 1, 2021, the Company established the One Uptown Ventures, two unconsolidated real estate ventures, with affiliates of Canyon Partners Real Estate to develop “One Uptown,” a $345.6 million mixed-use project in Austin, Texas. One Uptown has been designed as a 348,000 square feet of Class-A workspace and 15,000 square feet of street-level retail space (through the “office” joint venture) and 341 apartment residences and a public park (through the “multifamily” joint venture) and a six-story parking garage to be shared by the two unconsolidated real estate ventures. At the time of formation of the ventures, the Company's partner in each venture agreed, subject to closing of the applicable construction loans, to fund approximately $64.5 million of the combined project costs in exchange for a 50% preferred equity interest in each of the two ventures, with the Company retaining a 50% common equity interest in each. Under the terms of each of the venture agreements, the venture partner had no obligation to fund any portion of the applicable project costs until the closing of the applicable construction loan. The absence of this obligation prevented the Company from meeting the sale recognition criteria of ASC 606 until the applicable closings of the construction loans. On July 29, 2022, the One Uptown Ventures closed on two separate construction loans. The office venture closed on a $121.7 million construction loan which bears interest at Secured Overnight Offering Rate (“SOFR”) plus 3.00% and the multifamily venture closed on an $85.0 million construction loan, which bears interest at SOFR plus 2.45%, plus, in each case, a daily SOFR adjustment of 10 basis points. Both loans have original maturity dates in July 2026 with a one year option to extend. The Company has also provided a carry guarantee and limited payment guarantee up to 30% and 15% of the principal balances of the $121.7 million and $85 million construction loans, respectively. The Company subsequently recognized the formation of the ventures and deconsolidated the projects upon the closing of the loans.
The Company has determined that each of the One Uptown Ventures is a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the One Uptown Ventures. Based upon each member's shared power over the activities of the One Uptown Ventures under the operating and related agreements, the One Uptown Ventures are accounted for under the equity method of accounting.
During the twelve months ended December 31, 2025, the Company contributed $6.5 million to the One Uptown - Office Venture. The contribution was used to pay interest on the One Uptown - Office Venture construction loan and arose from higher than budgeted interest carry costs. The One Uptown - Office Venture was substantially complete in the first quarter of 2024 and placed into service in the first quarter of 2025.
During the twelve months ended December 31, 2025, the Company contributed $1.7 million to the One Uptown - Multifamily Venture. The One Uptown - Multifamily Venture was substantially complete and placed into service in the third quarter of 2024.
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
The Company determined that the 3151 Market Street Venture was a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3151 Market Street Venture. Based upon each member's shared power over the activities of the 3151 Market Street Venture under the operating and related agreements, the 3151 Market Street Venture was accounted for under the equity method of accounting.
The 3151 Market Street Venture was substantially completed in the fourth quarter of 2024.
On December 17, 2025, the Company acquired all of its partner's preferred equity interest in the 3151 Market Street Venture, located in Philadelphia, Pennsylvania for $65.7 million. As a result of the acquisition of the preferred equity interest, 3151 Market Street is a wholly owned asset that was consolidated in the fourth quarter of 2025. The acquisition resulted in the Company recording a loss upon consolidation as other-than-temporary impairment of approximately $0.9 million.
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
4040 Wilson Venture
The 4040 Wilson LLC Venture (“4040 Wilson Venture”) consisted of one property containing an aggregate of 225,000 square feet of office/retail and 250 apartment units, located in Metropolitan Washington, D.C. The Company and its partner each owned a 50% interest in the 4040 Wilson Venture.
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
On July 23, 2021, the 3025 JFK Venture closed on a $186.7 million construction loan, which bears interest at 3.50% plus LIBOR (subject to a LIBOR floor of 0.25%) per annum and matured in July 2025. During the twelve months ended December 31, 2024, the Company contributed an additional $17.5 million to the 3025 JFK Venture, and as a result, the Company's common equity ownership increased to 64%. Utilizing the proceeds from the contribution, the 3025 JFK Venture entered into an interest rate cap agreement to help mitigate the interest rate volatility associated with the variable interest rate on the 3025 JFK Venture's construction loan, which was scheduled to mature in July 2025 with a one year option to extend.

The interest rate cap has an initial notional value of $148.0 million which has accreted up to $187.0 million following the projected draw schedule. The strike rate of the interest rate cap is 3.00% and the stated interest rate of the construction loan is SOFR + 3.6%. With the interest rate cap in-place, the maximum interest rate due by the 3025 JFK Venture is 6.60%.
On of July 22, 2025, the 3025 JFK Venture exercised its one year extension option on the construction loan which now matures in July 2026.
The Company determined that the 3025 JFK Venture was a VIE. As a result, the Company used the VIE model under the accounting standard for consolidation in order to determine whether to consolidate the 3025 JFK Venture. Based upon each member’s shared power over the activities of 3025 JFK Venture under the operating and related agreements, and the Company’s lack of control over the 3025 JFK Venture, the 3025 JFK Venture was accounted for under the equity method of accounting. The 3025 JFK Venture was substantially complete in the fourth quarter of 2023 and placed into service in the fourth quarter of 2024.
On October 22, 2025, the Company acquired all of its partner's preferred equity interest in the 3025 JFK Boulevard Venture ("3025 JFK"), located in Philadelphia, Pennsylvania for $70.5 million. As a result of the acquisition of the preferred equity interest, 3025 JFK is a wholly owned asset that was consolidated in our fourth quarter results from the date of acquisition, and the Company consolidated the existing $178.0 million secured construction loan that matures in July 2026. The acquisition resulted in the Company recording a loss upon consolidation as other-than-temporary impairment of approximately $3.2 million.
Mid-Atlantic Office JV
On December 21, 2020, the Company contributed a portfolio of twelve properties containing an aggregate of 1,128,645 square feet to the Mid-Atlantic Office JV, for a gross sales price of $192.9 million. After the transaction, the Company owned approximately 25% of the equity interest in the Mid-Atlantic Office JV through a $20.0 million preferred equity holding and approximately 15% of the equity interest through a common equity interest (representing 20% of the total common equity), for a combined approximately 40% equity interest in the venture. On the closing date, Mid-Atlantic Office JV also obtained $147.4 million of third-party debt financing secured by the twelve properties within the venture, with an initial advance of $120.8 million. As of December 31, 2023, the Company's investment in the Mid-Atlantic Office JV was zero, and we discontinued applying the equity method of accounting on these assets because, at this time, we did not have any guarantees or other obligations to support this venture.
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
During the twelve months ended December 31, 2025, the Company contributed $7.5 million to the Commerce Square Venture increasing the Company's equity ownership from 84% to 85% at December 31, 2025.
Herndon Innovation Center Metro Portfolio Venture, LLC
The Herndon Innovation Center Metro Portfolio Venture, LLC (“Herndon Innovation Center”) consisted of eight properties containing an aggregate of 1,293,197 square feet. The Company and its partner owned 15% and 85% interests in the Herndon Innovation Center, respectively. The properties held by the venture were encumbered by a $233.4 million secured mortgage loan that matured on March 29, 2024 and was nonrecourse to the Company. During 2024, the Company, its partners, and the mortgage lender have transferred their interests in the Herndon Innovation Center through a deed in lieu over a portion of the assets and a seller assisted short sale over the remaining assets. As of December 31, 2024, the Company has no further investments in Herndon Innovation Center.
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
During the year ended December 31, 2024, the JBG Ventures recorded held in use impairments in the properties of the venture based on the excess of the carrying value of the properties over their estimated fair value. Brandywine's share of the JBG Ventures impairment is approximately $22.2 million for the year ended December 31, 2024.
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
On December 20, 2024 KB JV sold its entire 14 industrial/flex building portfolio totaling 643,000 square feet for $66.8 million, generating approximately $15.5 million of net proceeds to Brandywine for its 50% ownership interest after repayment of the $13.0 million loan from the KB JV. As of December 31, 2025, the KB JV has ceased operations, and the Company has no further investments in the KB JV.
5. LEASES
Lessor Accounting
The Company leases properties to tenants under operating leases with various expiration dates. Future contractual lease payments under operating leases at December 31, 2025 are as follows (in thousands):

Year
2026	$345,355
2027	333,718
2028	309,126
2029	257,589
2030	217,902
Thereafter	829,666
Lessee Accounting
As of December 31, 2025, the Company is the lessee under six long-term ground leases classified as “operating leases” in the consolidated balance sheets. Certain of the Company’s ground leases contain extension options and the Company considered all relevant factors in determining if it was reasonably certain that it would exercise such extension options. The Company concluded that it was not reasonably certain that it would exercise the extension options and, therefore, has not included the extension period in the remaining lease terms. With the exception of certain ground leases that are subject to rent increases periodically based on the CPI index, all lease payments under the ground lease are fixed.

The table below summarizes the Company’s operating lease cost recognized through “Property operating expenses” on the consolidated statements of operations (in thousands):

	Year Ended December 31,
Lease Cost	2025	2024
Fixed lease cost	$2,100	$2,100
Variable lease cost	45	42
Total	$2,145	$2,142

Weighted-average remaining lease term (years)	52.7	53.30
Weighted-average discount rate	6.3%	6.3%
Lease payments by the Company under the terms of all noncancellable ground leases of land are expensed on a straight-line basis regardless of when payments are due. The Company’s ground leases, excluding prepaid ground leases, have remaining lease terms ranging from 4 to 59 years. Lease payments on noncancellable leases at December 31, 2025 are as follows (in thousands):

Year	Minimum Rent
2026	$1,338
2027	1,355
2028	1,373
2029	1,418
2030	1,221
Thereafter	102,426
Total lease payments	$109,131
Less: Imputed interest	85,411
Present value of operating lease liabilities	$23,720
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
6. DEFERRED COSTS
As of December 31, 2025 and 2024, the Company’s deferred costs were comprised of the following (in thousands):

	December 31, 2025
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$154,503	$(75,540)	$78,963
Financing costs - Unsecured Credit Facility	4,688	(4,102)	586
Total	$159,191	$(79,642)	$79,549

	December 31, 2024
	Total Cost	Accumulated Amortization	Deferred Costs, net
Leasing costs	$153,557	$(70,998)	$82,559
Financing costs - Unsecured Credit Facility	4,688	(2,930)	1,758
Total	$158,245	$(73,928)	$84,317
During the years ended December 31, 2025, 2024 and 2023, the Company capitalized internal direct leasing costs of $2.0 million, $2.0 million, and $1.8 million, respectively.

7. INTANGIBLE ASSETS AND LIABILITIES
As of December 31, 2025 and 2024, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	December 31, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,949	$(8,099)	$16,850
Tenant relationship value	110	(61)	49
Above market leases acquired	5,599	(72)	5,527
Total intangible assets, net	$30,658	$(8,232)	$22,426

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,620)	$12,713

	December 31, 2024
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$15,794	$(10,363)	$5,431
Tenant relationship value	110	(57)	53
Above market leases acquired	75	(54)	21
Total intangible assets, net	$15,979	$(10,474)	$5,505

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$16,413	$(9,121)	$7,292
For the years ended December 31, 2025 and 2024, the Company had no acceleration of its amortization of intangible assets as a result of tenant move-outs prior to the end of the associated lease term. For the year ended December 31, 2023, the Company accelerated the amortization of intangible assets by approximately $0.1 million, as a result of tenant move-outs prior to the end of the associated lease term. For the years ended December 31, 2025 and 2024 the Company had no acceleration of its amortization of intangible liabilities as a result of tenant move-outs. For the year ended December 31, 2023 the Company accelerated the amortization of approximately $0.01 million of intangible liabilities as a result of tenant move-outs.
As of December 31, 2025, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2026	$5,155	$646
2027	1,217	618
2028	901	533
2029	901	533
2030	901	533
Thereafter	13,351	9,850
Total	$22,426	$12,713

8. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024	Effective Interest Rate		Maturity Date
SECURED DEBT
$245.0M 5.88% Secured Term Loan due 2028 (a)	$—	$245,000	5.88%		February 2028
$50.0M Construction Loan due 2026 (b)	—	32,734	SOFR + 2.50%		August 2026
3025 JFK Construction Loan (c)	178,014	$—	SOFR +3.60%		July 2026
3151 Market C-PACE Loan (d)	57,324	—	7.31%		March 2054
Principal balance outstanding	235,338	277,734
Less: deferred financing costs	(1,259)	(2,396)
Total Secured indebtedness	$234,079	$275,338

UNSECURED DEBT
$600 million Unsecured Credit Facility	$—	$—	SOFR + 1.50%		June 2027	(e)
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(f)	June 2027	(e)
$70.0 million Term Loan (g)	—	70,000	SOFR + 2.00%		February 2025	(e)
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(h)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.88% Guaranteed Notes due 2029	550,000	400,000	8.52%		April 2029
$300.0M 6.13% Guaranteed Notes due 2031	300,000	—	6.13%		January 2031
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(i)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51%	(i)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(i)	July 2035
Principal balance outstanding	2,328,610	1,948,610
Plus: original issue premium (discount), net	7,760	(544)
Less: deferred financing costs	(13,587)	(10,590)
Total unsecured indebtedness	2,322,783	1,937,476
Total Debt Obligations	$2,556,862	$2,212,814
(a)On October 6, 2025, the Company repaid in full this secured loan.
(b)On July 23, 2025, the Company repaid the construction loan in full related to 155 King of Prussia Road in Radnor, Pennsylvania.
(c)On October 22, 2025, the Company acquired all of its partner's preferred equity interest in the 3025 JFK Boulevard Venture and consolidated the existing $178 million secured construction loan that matures in July 2026. The interest rate is capped at 6.60% through the maturity of the loan.
(d)On December 19, 2025, the company closed on a $50.5 million Commercial Property Assessed Clean Energy (“C-PACE”) financing on its development project at 3151 Market Street located in, Philadelphia, Pennsylvania. The loan bears interest at 7.31%, has an initial maturity date of March 31, 2054 and includes $5.4 million of prepaid interest. The prepaid interest is included within other assets in the Consolidated Balance Sheet.
(e)Spread includes a 10 basis point daily SOFR adjustment.
(f)On November 23, 2022, the unsecured term loan of $250.0 million was swapped to a fixed rate. At December 31, 2025, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(g)On February 28, 2025, the Company repaid the term loan at the maturity date.
(h)During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on our 7.55% Guaranteed Notes due 2028 (the "2028 Notes") increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes.
(i)On January 16, 2024, the Trust Preferred I - Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I - Indenture IB and Trust Preferred II - Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
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
On June 27, 2025, the Operating Partnership completed an underwritten offering and sale of $150.0 million of its 8.875% Guaranteed Notes due 2029 (the "Additional 2029 Notes"). The Additional 2029 Notes form part of the same series as the Operating Partnership's outstanding 8.875% Guaranteed Notes due 2029 (the "Initial 2029 Notes"), and, following the issuance and sale of the Additional 2029 Notes on June 27, 2025, $550 million aggregate principal amount of the Operating Partnership's 8.875% Guaranteed Notes due 2029 are outstanding. The Additional 2029 Notes were priced at 106% of their face amount. The Additional 2029 Notes have been reflected net of premiums of $9.0 million.
Guaranteed Notes due 2031
On October 3, 2025, the Company completed an underwritten offering of $300.0 million aggregate principal amount of its 6.125% Guaranteed Notes due 2031 (the “2031 Notes”). The 2031 Notes were priced at 100% of their face amount. The net proceeds from the offering, after deducting underwriting discounts and estimated transaction expenses related to the offering, totaled approximately $296.3 million.
Secured Facility due 2028
On January 19, 2023, seven indirect wholly-owned subsidiaries of the Company entered into a term loan agreement secured by seven operating properties in the aggregate principal amount of $245.0 million (the “Secured Facility”). The Secured Facility has a scheduled maturity date of February 6, 2028 and may be prepaid in full on or after March 6, 2025, subject to a prepayment premium, and may be prepaid in full on or after August 6, 2027 without any prepayment premium. The Secured Facility bears interest at 5.88% per year through the maturity date and is interest-only (payable monthly) through the maturity date. On October 6, 2025, the Company repaid this secured loan in full.
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
The Company had no outstanding borrowings under the Revolving Credit Facility as of December 31, 2025. During the twelve months ended December 31, 2025, the weighted-average interest rate on Revolving Credit Facility borrowings was 5.85% resulting in $2.1 million of interest expense. During the twelve months ended December 31, 2024, the weighted-average interest rate on Revolving Credit Facility borrowings was 6.74% resulting in $2.1 million of interest expense.
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
In connection with the Construction Loan, the Company has provided a completion guaranty, carry guaranty, and limited payment guarantee up to 20% of the loan commitment, as well as customary environmental indemnities and guaranty of customary exceptions to non-recourse provisions in the loan documents. On July 23, 2025, the Company repaid the construction loan in full.
The Company was in compliance with all financial covenants as of December 31, 2025. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.

As of December 31, 2025, the aggregate scheduled principal payments on the Company's debt obligations were as follows (in thousands):

2026	$178,014
2027	700,000
2028	350,000
2029	900,000
2030	—
Thereafter	435,934
Total principal payments	2,563,948
Net unamortized premiums/(discounts)	7,760
Net deferred financing costs	(14,846)
Outstanding indebtedness	$2,556,862
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of December 31, 2025 and 2024, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at December 31, 2025 and 2024 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration.
The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,994,784	$2,027,570	$1,539,917	$1,537,210
Variable rate debt	$506,014	$501,541	$430,293	$403,880
Fixed rate debt	$56,066	$58,935	$242,605	$232,804
(a)Net of deferred financing costs of $13.0 million and $9.5 million for unsecured notes payable, $0.6 million and $1.1 million for variable rate debt and $1.3 million and $2.4 million for secured fix rate debt as of December 31, 2025 and December 31, 2024, respectively.

The Company used quoted market prices as of December 31, 2025 and December 31, 2024 to value the unsecured notes payable and, as such, categorized them as Level 2.
The inputs utilized to determine the fair value of the Company’s variable and fixed rate debt are categorized as Level 3. The fair value of the variable and fixed rate debt was determined using a discounted cash flow model that considered borrowing rates available to the Company for loans with similar terms and characteristics.

For the Company’s Level 3 financial instruments for which fair value is disclosed, an increase in the discount rate used to determine fair value would result in a decrease to the fair value. Conversely, a decrease in the discount rate would result in an increase to the fair value.

Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of December 31, 2025 and December 31, 2024. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since December 31, 2025. Current estimates of fair value may differ from the amounts presented herein.

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
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2025 and December 31, 2024. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time but do not represent exposure to credit, interest rate or market risks (dollar amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				12/31/2025	12/31/2024				12/31/2025	12/31/2024
Assets
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.713%	November 23, 2022	June 30, 2027	$—	$1,666
Swap	Interest Rate	Cash Flow	(a)	—	27,062	3.629%	January 12, 2024	December 30, 2026	—	206
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	313
Cap	Interest Rate	Cash Flow		178,014	—	3.000%	July 22, 2025	July 22, 2026	546	—
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.713%	November 23, 2022	June 30, 2027	$(1,530)	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	(61)	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	(189)	—
				$506,624	$328,610

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
Concentration of Credit Risk
Concentrations of credit risk arise for the Company when multiple tenants of the Company are engaged in similar business activities, or are located in the same geographic region, or have similar economic features that impact in a similar manner their ability to meet contractual obligations, including those to the Company. The Company regularly monitors its tenant base to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified and does not contain an unusual concentration of credit risk. No tenant accounted for 10% or more of the Company’s rents during 2025, 2024 and 2023.
11. LIMITED PARTNERS' NONCONTROLLING INTERESTS IN THE PARENT COMPANY
Noncontrolling interests in the Parent Company’s financial statements relate to redeemable common limited partnership units in the Operating Partnership held by parties other than the Parent Company and properties which are consolidated but not wholly owned by the Operating Partnership.
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership interests in the accompanying consolidated balance sheet of the Parent Company was $2.4 million and $3.1 million as of December 31, 2025 and December 31, 2024, respectively. Under the applicable accounting guidance, the redemption value of limited partnership units is carried at fair value. The Parent Company believes that the aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter) was approximately $1.5 million and $2.9 million as of December 31, 2025 and December 31, 2024, respectively.

12. BENEFICIARIES' EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Year Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(178,867)	$(178,867)	$(196,487)	$(196,487)	$(197,403)	$(197,403)
Net loss attributable to noncontrolling interests	620	620	580	580	614	614
Nonforfeitable dividends allocated to unvested restricted shareholders	(1,231)	(1,231)	(1,178)	(1,178)	(567)	(567)
Net loss attributable to common shareholders	$(179,478)	$(179,478)	$(197,085)	$(197,085)	$(197,356)	$(197,356)
Denominator
Weighted-average shares outstanding	173,464,402	173,464,402	172,526,996	172,526,996	171,959,210	171,959,210
Weighted-average shares outstanding	173,464,402	173,464,402	172,526,996	172,526,996	171,959,210	171,959,210
Loss per Common Share:
Net loss attributable to common shareholders	$(1.03)	$(1.03)	$(1.14)	$(1.14)	$(1.15)	$(1.15)
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
Redeemable common limited partnership units totaling 515,595 at December 31, 2025, 2024 and 2023, respectively, were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the years ended December 31, 2025, 2024 and 2023, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company's shareholder-approved long-term incentive plan.
Common and Preferred Shares
On December 10, 2025, the Parent Company declared a distribution of $0.08 per common share, totaling $14.1 million, which was paid on January 22, 2026 to shareholders of record as of January 7, 2026.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million common shares from and after January 3, 2019. During the years ended December 31, 2025 and 2024, no common shares were repurchased by the Company.
Of the 20,000,000 preferred shares authorized, none were outstanding as of December 31, 2025 or December 31, 2024.

13. PARTNERS' EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Year Ended December 31,
	2025		2024		2023
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(178,867)	$(178,867)	$(196,487)	$(196,487)	$(197,403)	$(197,403)
Net (income) loss attributable to noncontrolling interests	83	83	(5)	(5)	22	22
Nonforfeitable dividends allocated to unvested restricted unitholders	(1,231)	(1,231)	(1,178)	(1,178)	(567)	(567)
Net loss attributable to common unitholders	$(180,015)	$(180,015)	$(197,670)	$(197,670)	$(197,948)	$(197,948)
Denominator
Weighted-average units outstanding	173,979,997	173,979,997	173,042,591	173,042,591	172,475,645	172,475,645
Total weighted-average units outstanding	173,979,997	173,979,997	173,042,591	173,042,591	172,475,645	172,475,645
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(1.03)	$(1.03)	$(1.14)	$(1.14)	$(1.15)	$(1.15)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the years ended December 31, 2025, 2024 and 2023, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
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
No preferred units were outstanding as of December 31, 2025 or December 31, 2024.
Common Partnership Units (Redeemable and General)
The Operating Partnership has two classes of Common Partnership Units outstanding as of December 31, 2025: (i) Class A Limited Partnership Interest which are held by both the Parent Company and outside third parties and (ii) General Partnership Interests which are held solely by the Parent Company (collectively, the Class A Limited Partnership Interest, and General Partnership Interests are referred to as “Common Partnership Units”). The holders of the Common Partnership Units are entitled to share in cash distributions from, and in profits and losses of, the Operating Partnership, in proportion to their respective percentage interests, subject to preferential distributions on the preferred mirror units and the preferred units.

The Common Partnership Units held by the Parent Company (comprised of both General Partnership Units and Class A Limited Partnership Units) are presented as partner’s equity in the consolidated financial statements. Class A Limited Partnership Interest held by parties other than the Parent Company are redeemable at the option of the holder for a like number of common shares of the Parent Company, or cash, or a combination thereof, at the election of the Parent Company. Because the form of settlement of these redemption rights are not within the control of the Operating Partnership, these Common Partnership Units have been excluded from partner’s equity and are presented as redeemable limited partnership units measured at the potential cash redemption value as of the end of the periods presented based on the closing market price of the Parent Company’s common shares at December 31, 2025, 2024 and 2023, which was $2.92, $5.60 and $5.40, respectively. Class A Units of 515,595 as of December 31, 2025, 2024, and 2023, respectively, were outstanding and owned by outside limited partners of the Operating Partnership.
On December 10, 2025, the Operating Partnership declared a distribution of $0.08 per common partnership unit, totaling $14.1 million, which was paid on January 22, 2026 to unitholders of record as of January 7, 2026.
14. SHARE-BASED COMPENSATION, 401(K) PLAN AND DEFERRED COMPENSATION
401(k) Plan
The Company sponsors a 401(k) defined contribution plan for its employees. Each employee may contribute up to 100% of annual compensation, subject to specific limitations under the Internal Revenue Code. At its discretion, the Company can make matching contributions equal to a percentage of the employee’s elective contribution and profit sharing contributions. The Company funds its 401(k) contributions annually and plan participants must be employed as of December 31 in order to receive employer contributions, except for employees eligible for qualifying retirement, as defined under the Internal Revenue Code. The Company contributions were $0.6 million, $0.9 million, and $0.7 million in 2025, 2024, and 2023, respectively.
Restricted Share Unit Awards
As of December 31, 2025, 2,083,526 restricted share rights and units (“Restricted Share Units”) were outstanding under the Company's long term equity incentive plan. These Restricted Share Units vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at December 31, 2025 was $1.5 million and is expected to be recognized over a weighted average remaining vesting period of 0.98 years. During the years ended December 31, 2025, 2024, and 2023, the amortization related to outstanding Restricted Share Rights was $5.7 million (of which $0.7 million was capitalized), $6.5 million (of which $0.9 million was capitalized), and $4.7 million (of which $0.5 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Units is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Units activity during the year-ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2025	1,783,508	$5.13
Granted	1,263,358	$4.80
Vested	(937,147)	$5.58
Forfeited	(26,193)	$5.09
Non-vested at December 31, 2025	2,083,526	$4.73
On February 28, 2025, the Compensation Committee awarded to officers of the Company an aggregate of 995,552 Restricted Share Units, which vest over three years from the grant date. Each Restricted Share Right entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Units prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Units, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Units granted in 2025, 2024, 2023 and 2022 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 275% of the shares subject to the basic award, based on the Company’s achievement of specified operating metrics during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 2,170,708, 2,669,293, 925,642, and 406,179 shares may be awarded under the outperformance feature for the 2025, 2024, 2023, and 2022 awards, respectively, to those senior officers whose Restricted Share Units awards include the “outperformance feature.” As of December 31, 2025, the Company has recognized $0.4 million, $7.1 million, $4.5 million and $2.1 million of compensation expense related to the outperformance features for the 2025, 2024, 2023, and 2022 awards, respectively. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
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
Vested Shares Issued to Trustees
On May 21, 2025, the Trustees received an aggregate of 138,220 fully vested common shares as part of their routine annual compensation for 2025.
Restricted Performance Share Units Awards
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance based restricted share unit awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement varying between zero and 200%, with respect to the 2023 awards, and zero and 240%, with respect to the 2024 and 2025 awards, of the target amount based on the achievement of certain performance or market conditions. For 2023 awards, the number of shares issuable is determined based on the Company’s total shareholder return over specified measurement periods compared to total shareholder returns of comparative groups over the measurement periods (“Relative TSR”). For the 2024 and 2025 awards, the number of common shares issuable is determined based on the Company’s achievement of certain operating metrics during three one-year performance periods, subject to further adjustment based on Relative TSR for the three-year term of the award. The table below presents certain information as to unvested RPSU awards.

	RPSU Grant Date
	2/16/2023	2/26/2024	2/28/2025	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2025	999,887	375,968	—	1,375,855
Granted	—	403,501	334,412	737,913
Units Vested	(57,702)	—	—	(57,702)
Units Cancelled	(23,990)	—	—	(23,990)
Non-vested at December 31, 2025	918,195	779,469	334,412	2,032,076
Measurement Period Commencement Date	1/1/2023	1/1/2024	1/1/2025
Measurement Period End Date	12/31/2025	12/31/2026	12/31/2027
Awarded	1,057,173	1,251,803	1,003,236
Fair Value of Units on Grant Date (in thousands)	$7,125	$5,145	$4,896
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
The target number of shares subject to 2024 RPSU awards was 1,251,803, of which 417,268 were deemed to have a grant date in 2024, and 403,501 are treated as granted in 2025. The remainder of the 2024 awards will have a grant date in 2026, when the performance conditions for those years are established by the Compensation Committee. The target number of shares subject to 2025 RPSU awards was 1,003,236, of which 334,412 were deemed to have a grant date in 2025. The remainder of the 2025 awards will have a grant date in 2026 or 2027. The determination and delivery of earned shares will be accelerated in the event of a change in control or the award recipient’s death before the end of the full three-year term of the award. If the award recipient’s service ceases due to his or her qualifying retirement or disability during the term of the award, the award will remain outstanding and be earned based on actual performance for the full term of the award, subject to pro-ration based on the portion of the term actually worked. Dividend equivalents will be credited as additional RPSUs during the term of the awards, subject to the same terms and conditions as the original RPSUs.
For the year ended December 31, 2025, the Company recognized amortization of the 2025, 2024 and 2023 RPSU awards of $5.6 million, of which $0.3 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2024, amortization for the 2024, 2023 and 2022 RPSU awards was $8.0 million, of which $1.4 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the year ended December 31, 2023, amortization for the 2023, 2022, and 2021 RPSU awards was $6.9 million, of which $0.9 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at December 31, 2025 was approximately $3.0 million and is expected to be recognized over a weighted average remaining vesting period of 1.1 years.
The Company issued 364,588 common shares on February 1, 2025 in settlement of RPSUs that had been awarded on March 5, 2022 (with a three-year measurement period ended December 31, 2024).
Employee Share Purchase Plan
The Parent Company’s shareholders approved the 2007 Non-Qualified Employee Share Purchase Plan (the “ESPP”), which is intended to provide eligible employees with a convenient means to purchase common shares of the Parent Company through payroll deductions and voluntary cash purchases at an amount equal to 85% of the average closing price per share for a specified period. Under the plan document, the maximum participant contribution for the 2025 plan year is limited to the lesser of 20% of compensation or $50,000. The number of shares reserved for issuance under the ESPP is 1.25 million. Shares issued under the ESPP may be newly issued or reacquired (including shares purchased on the open market) and, to date, all ESPP issuances have been of shares purchased by the Parent Company on the open market. Employees made purchases under the ESPP of $0.4 million during each of the years ended December 31, 2025, 2024 and 2023. The Company recognized $0.1 million of compensation expense related to the ESPP during each of the years ended December 31, 2025, 2024, and 2023. Compensation expense represents the 15% discount on the purchase price. The Board of Trustees of the Parent Company may terminate the ESPP at its sole discretion at any time.
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
The Company has purchased insurance policies and mutual funds which can be utilized as a funding source for the Company’s obligations under the Plan. Participants in the Plan have no interest in any assets set aside by the Company to meet its obligations under the Plan. For each of the years ended December 31, 2025, December 31, 2024 and December 31, 2023, the Company recorded a nominal amount of deferred compensation costs, net of investments in the company-owned insurance policies and mutual funds.
Participants in the Plan may elect to have all, or a portion of their deferred compensation invested in the Company’s common shares. The Company holds these shares in a rabbi trust, which is subject to the claims of the Company’s creditors in the event of the Company’s bankruptcy or insolvency. The Plan does not permit diversification of a participant’s deferral allocated to the Company common shares and deferrals allocated to Company common shares can only be settled with a fixed number of shares. In accordance with the accounting standard for deferred compensation arrangements where amounts earned are held in a rabbi trust and invested, the deferred compensation obligation associated with the Company’s common shares is classified as a component of shareholder’s equity and the related shares are treated as shares to be issued and are included in total shares outstanding. At December 31, 2025 and 2024, 1.6 million and 1.2 million of such shares, respectively, were included in total shares outstanding, respectively. Subsequent changes in the fair value of the common shares are not reflected in operations or shareholders’ equity of the Company.
15. DISTRIBUTIONS
The following table provides the tax characteristics of the 2025, 2024 and 2023 distributions paid:

	Years ended December 31,
	2025	2024	2023
	(in thousands, except per share amounts)
Common Share Distributions:
Ordinary income	$—	$0.23	$0.39
Capital gain	0.01	0.03	0.03
Non-taxable distributions	0.52	0.34	0.30
Distributions per share	$0.53	$0.60	$0.72
Percentage classified as ordinary income	—%	38.60%	54.40%
Percentage classified as capital gain	2.80%	4.90%	4.00%
Percentage classified as non-taxable distribution	97.20%	56.50%	41.60%
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
As of December 31, 2025 and 2024 there were no deferred tax assets included within “Other assets” in the consolidated balance sheets.

The Company had no accruals for tax uncertainties as of December 31, 2025 and December 31, 2024.
For the years ended December 31, 2025, 2024 and 2023, there was no deferred income tax expense and de minimis current income tax expense. These amounts are included in “Income tax provision” in the consolidated statements of operations.
17. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table details the components of accumulated other comprehensive income (loss) of the Parent Company and the Operating Partnership as of and for the three years ended December 31, 2025 (in thousands):

Parent Company	Cash Flow Hedges
Balance at January 1, 2023	$3,897
Change in fair market value during year	(4,579)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	14
Balance at December 31, 2023	$(668)
Change in fair market value during year	3,200
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	(11)
Balance at December 31, 2024	$2,521
Change in fair market value during year	(3,971)
Allocation of unrealized (gains)/losses on derivative financial instruments to noncontrolling interests	13
Balance at December 31, 2025	$(1,437)

Operating Partnership	Cash Flow Hedges
Balance at January 1, 2023	$3,569
Change in fair market value during year	(4,579)
Balance at December 31, 2023	$(1,010)
Change in fair market value during year	3,200
Balance at December 31, 2024	$2,190
Change in fair market value during year	(3,971)
Balance at December 31, 2025	$(1,781)
Over time, the unrealized gains and losses held in Accumulated Other Comprehensive Income (“AOCI”) will be reclassified to interest expense when the related hedged items are recognized in earnings. The current balance held in AOCI is expected to be reclassified to interest expense for realized losses on forecasted debt transactions over the related term of the debt obligation, as applicable.
18. SEGMENT INFORMATION
As of December 31, 2025, the Company owns and manages properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
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

Real estate investments, at cost:
	December 31, 2025	December 31, 2024
Philadelphia CBD	$2,080,220	$1,549,463
Pennsylvania Suburbs	883,218	869,179
Austin, Texas	510,030	671,150
Total Core Segments	3,473,468	3,089,792
Other	280,312	277,755
Operating Properties	$3,753,780	$3,367,547

Corporate
Prepaid ground leases, net	$51,399	$7,233
Right of use asset - operating leases, net	$17,806	$18,412
Construction-in-progress	$118,543	$94,628
Land held for development	$70,405	$81,318
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
.
Net operating income:

	Year Ended December 31,
	2025			2024			2023
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$231,914	$(86,837)	$145,077	$225,986	$(81,061)	$144,925	$230,933	$(79,579)	$151,354
Pennsylvania Suburbs	126,766	(39,748)	87,018	125,011	(38,822)	86,189	129,300	(39,584)	89,716
Austin, Texas	67,328	(27,269)	40,059	87,208	(34,033)	53,175	95,505	(38,453)	57,052
Other	40,128	(18,623)	21,505	42,139	(20,698)	21,441	39,306	(21,134)	18,172
Corporate	18,318	(12,717)	5,601	25,173	(12,716)	12,457	19,607	(11,197)	8,410
Operating properties	$484,454	$(185,194)	$299,260	$505,517	$(187,330)	$318,187	$514,651	$(189,947)	$324,704
(a)Includes property operating expense, real estate taxes and third party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures, at equity		Equity in income (loss) of real estate venture
	As of		Year ended December 31,
	December 31, 2025	December 31, 2024	2025	2024	2023
Philadelphia CBD	$215,078	$452,334	$(30,457)	$(155,567)	$(25,793)
Mid-Atlantic Office JV	10,877	10,844	133	7,141	(26,448)
MAP Venture	—	—	—	(6,542)	(10,581)
Austin, Texas	71,611	90,495	(26,646)	(4,001)	—
Other	$16,760	$16,782	$(711)	$(32,616)	$(15,093)
Total	$314,326	$570,455	$(57,681)	$(191,585)	$(77,915)

Net operating income (“NOI”) is a non-GAAP financial measure, which we define as total property revenue less property operating expenses, real estate taxes, and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI presented by the Company may not be comparable to NOI reported by other companies that define NOI differently. NOI is the primary measure that is used by the Company's CODM to evaluate the operating performance of the Company's real estate assets by segment. The CODM utilizes NOI as we believe it provides useful information regarding the financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by

GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment losses, depreciation and amortization costs, capital expenditures and leasing costs. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measure. The following is a reconciliation of consolidated net income (loss), as defined by GAAP, to consolidated NOI, (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net loss	$(178,867)	$(196,487)	$(197,403)
Plus:
Interest expense	134,955	116,306	95,456
Interest expense - amortization of deferred financing costs	5,119	5,000	4,369
Depreciation and amortization	176,428	178,168	188,797
General and administrative expenses	42,031	42,781	34,862
Equity in loss of unconsolidated real estate ventures	57,681	191,585	77,915
Provision for impairment	63,392	44,655	131,573
Gain (loss) on early extinguishment of debt	12,244	(941)	(138)
Less:
Interest and investment income	4,402	3,847	1,671
Income tax provision	(112)	(14)	(72)
Net gain on disposition of real estate	9,396	2,297	7,736
Net gain (loss) on sale of undepreciated real estate	(146)	—	1,211
Net gain on real estate venture transactions	183	56,750	181
Consolidated net operating income	$299,260	$318,187	$324,704
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
Debt Guarantees
As of December 31, 2025, the Company's unconsolidated real estate ventures had aggregate indebtedness of $586.4 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstances, joint venture agreements.
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
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of December 31, 2025, the Company has not funded any additional capital pursuant to the leasehold mortgage loan.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of December 31, 2025, had $4.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of December 31, 2025, the Company estimates that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
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
The Company has also committed $15.0 million to a venture capital fund that invests in early-stage life science companies. As of December 31, 2025, the Company had funded $4.6 million of the foregoing commitment.
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

Brandywine Realty Trust and Brandywine Operating Partnership, L.P.
Schedule II
Valuation and Qualifying Accounts
(in thousands)

Description	Balance at Beginning of Year	Additions	Deductions (1)	Balance at End of Year
Allowance for doubtful accounts:
December 31, 2025	$909	$113	$598	$424
December 31, 2024	$2,672	$—	$1,763	$909
December 31, 2023	$3,947	$—	$1,275	$2,672
(1)Deductions represent amounts that the Company had fully reserved for in prior years and were subsequently deemed uncollectible. Deductions also represent reversals of the accrued rent receivable allowance as a result of the Company's ongoing assessment of its general accrued rent receivable reserve.

BRANDYWINE REALTY TRUST AND BRANDYWINE OPERATING PARTNERSHIP, L.P.
Schedule III
Real Estate and Accumulated Depreciation — December 31, 2025
(in thousands)

				Initial Cost			Gross Amount Which Carried December 31, 2025
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2025 (b)	Year of Construction	Year Acquired	Depreciable Life
PENNSYLVANIA SUBURBS
Six Tower Bridge (181 Washington Street)	Conshohocken	PA	$—	$6,927	$14,722	$340	$6,236	$15,753	$21,989	$5,048	1999	2013	(c)
426 Lancaster Avenue	Devon	PA	—	1,689	6,756	9,296	1,686	16,055	17,741	5,927	1990	1998	(c)
640 Freedom Business Center (d)	King Of Prussia	PA	—	1,015	20,098	4,951	250	25,814	26,064	18,643	1991	1998	(c)
620 Freedom Business Center (d)	King Of Prussia	PA	—	666	13,118	2,999	163	16,620	16,783	11,753	1986	1998	(c)
1000 First Avenue	King Of Prussia	PA	—	—	13,708	3,232	—	16,940	16,940	13,962	1980	1998	(c)
1060 First Avenue	King Of Prussia	PA	—	—	13,665	4,052	—	17,717	17,717	15,077	1987	1998	(c)
630 Freedom Business Center Drive (d)	King Of Prussia	PA	—	666	13,251	2,792	165	16,544	16,709	12,419	1989	1998	(c)
1020 First Avenue	King Of Prussia	PA	—	—	10,744	4,230	—	14,974	14,974	12,600	1984	1998	(c)
1040 First Avenue	King Of Prussia	PA	—	—	14,142	4,956	—	19,098	19,098	16,311	1985	1998	(c)
610 Freedom Business Center Drive (d)	King Of Prussia	PA	—	485	9,602	2,375	120	12,342	12,462	9,035	1985	1998	(c)
650 Park Avenue	King Of Prussia	PA	—	1,916	4,378	(4,378)	1,916	—	1,916	—	1968	1998	(c)
600 Park Avenue	King Of Prussia	PA	—	1,012	4,048	—	1,012	4,048	5,060	2,895	1964	1998	(c)
933 First Avenue	King Of Prussia	PA	—	3,127	20,794	(1,125)	3,127	19,669	22,796	7,430	2017	N/A	(c)
500 North Gulph Road	King Of Prussia	PA	—	1,303	5,201	22,039	1,303	27,240	28,543	8,136	1979	1996	(c)
401 Plymouth Road	Plymouth Meeting	PA	—	6,199	16,131	16,562	6,198	32,694	38,892	18,753	2001	2000	(c)
Metroplex (4000 Chemical Road)	Plymouth Meeting	PA	—	4,373	24,546	6,061	4,373	30,607	34,980	13,535	2007	2001	(c)
Metroplex II	Plymouth Meeting	PA	—	—	—	569	—	569	569	82	N/A	2001	(c)
Metroplex III	Plymouth Meeting	PA	—	—	—	317	—	317	317	46	N/A	2005
351 Plymouth Road	Plymouth Meeting	PA	—	1,043	555	—	1,043	555	1,598	288	N/A	2000	(c)
150 Radnor Chester Road	Radnor	PA	—	11,925	36,986	21,323	11,897	58,337	70,234	31,935	1983	2004	(c)
One Radnor Corporate Center	Radnor	PA	—	7,323	28,613	3,261	7,323	31,874	39,197	20,265	1998	2004	(c)
201 King of Prussia Road	Radnor	PA	—	8,956	29,811	12,235	8,949	42,053	51,002	28,342	2001	2004	(c)
555 Lancaster Avenue	Radnor	PA	—	8,014	16,508	14,629	8,609	30,542	39,151	13,722	1973	2004	(c)
Four Radnor Corporate Center	Radnor	PA	—	5,406	21,390	5,810	5,705	26,901	32,606	16,285	1995	2004	(c)
Five Radnor Corporate Center	Radnor	PA	—	6,506	25,525	6,412	6,578	31,865	38,443	17,032	1998	2004	(c)
Three Radnor Corporate Center	Radnor	PA	—	4,773	17,961	2,091	4,791	20,034	24,825	13,900	1998	2004	(c)
Two Radnor Corporate Center	Radnor	PA	—	3,937	15,484	5,671	3,942	21,150	25,092	11,915	1998	2004	(c)
130 Radnor Chester Road	Radnor	PA	—	2,573	8,338	696	2,567	9,040	11,607	4,995	1983	2004	(c)
170 Radnor Chester Road	Radnor	PA	—	2,514	8,147	2,668	2,509	10,820	13,329	6,141	1983	2004	(c)
155 King of Prussia Road	Radnor	PA	—	—	—	74,543	11,432	63,111	74,543	2,613	2024	N/A	(c)
250 King of Prussia Road	Radnor	PA	—	—	20,566	65,341	11,200	74,707	85,907	15,760	N/A	2022	(c)
101 West Elm Street	W. Conshohocken	PA	—	6,251	25,209	4,424	6,251	29,633	35,884	13,947	1999	2005	(c)
1 West Elm Street	W. Conshohocken	PA	—	3,557	14,249	9,139	3,557	23,388	26,945	10,659	1999	2005	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2025
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2025 (b)	Year of Construction	Year Acquired	Depreciable Life
PHILADELPHIA CBD
Cira Centre (2929 Arch Street)	Philadelphia	PA	—	—	208,570	58,100	12,586	254,084	266,670	102,901	2005	N/A	(c)
Three Logan Square (1717 Arch Street)	Philadelphia	PA	—	—	98,188	87,354	25,195	160,347	185,542	72,777	1990	2010	(c)
One Logan Square (130 North 18th Street)	Philadelphia	PA	—	14,496	107,736	38,939	14,473	146,698	161,171	82,310	1998	2004	(c)
Two Logan Square (100 North 18th Street)	Philadelphia	PA	—	16,066	100,255	38,296	16,066	138,551	154,617	77,995	1988	2004	(c)
Cira Centre South Garage (129 South 30th Street)(d)	Philadelphia	PA	—	—	76,008	26,643	6,370	96,281	102,651	35,867	2010	N/A	(c)
1900 Market Street	Philadelphia	PA	—	7,768	17,263	58,886	7,768	76,149	83,917	42,672	1981	2012	(c)
3020 Market Street	Philadelphia	PA	—	—	21,417	4,902	—	26,319	26,319	14,670	1959	2011	(c)
618-634 Market Street	Philadelphia	PA	—	13,365	5,791	5,084	13,365	10,875	24,240	8,269	1966	2015	(c)
FMC Tower at Cira Centre South (2929 Walnut Street)	Philadelphia	PA	—	—	400,294	10,006	—	410,300	410,300	129,095	2016	N/A	(c)
2100 Market Street	Philadelphia	PA	—	18,827	—	6,121	18,854	6,094	24,948	3,427	N/A	2015	(c)
1505-11 Race Street	Philadelphia	PA	—	3,662	6,061	8	3,670	6,061	9,731	783	1922	2020	(c)
3000 Market Street (e)	Philadelphia	PA	—	18,924	13,080	17,349	18,924	30,429	49,353	9,000	1937	2017	(c)
The Bulletin Building (3025 Market Street) (e)	Philadelphia	PA	—	—	24,377	53,106	—	77,483	77,483	21,902	1953	2017	(c)
3001-3003 JFK Boulevard (f)	Philadelphia	PA	—	—	—	294	—	294	294	111	N/A	2018	(c)
3025 JFK Boulevard - Office (d)(g)	Philadelphia	PA	178,014	5,663	113,973	(11)	5,653	113,973	119,625	579	2024	2.025	(c)
3025 JFK Boulevard - Multi-Family (d)(g)	Philadelphia	PA	—	11,378	142,780	(21)	11,357	142,780	154,137	948	2024	2.025	(c)
3151 Market Street (d)	Philadelphia	PA	57,324	27,321	233,409	—	27,321	233,409	260,730	—	2024	2.025	(c)
The Lift at Juniper Street	Philadelphia	PA	—	—	—	19,192	478	18,714	19,192	848	2024	N/A	(c)
Austin
401-405 Colorado Street	Austin	TX	—	—	114,572	564	—	115,136	115,136	14,333	2022	N/A	(c)
11501 Burnet Road - Building 1	Austin	TX	—	3,755	22,702	1	3,755	22,703	26,458	17,314	1991	2015	(c)
11501 Burnet Road - Building 2	Austin	TX	—	2,732	16,305	248	2,732	16,553	19,285	12,682	1991	2015	(c)
11501 Burnet Road - Building 3	Austin	TX	—	3,688	22,348	7,116	3,688	29,464	33,152	22,331	1991	2015	(c)
11501 Burnet Road - Building 4	Austin	TX	—	2,614	15,740	1	2,614	15,741	18,355	12,004	1991	2015	(c)
11501 Burnet Road - Building 5	Austin	TX	—	3,689	22,354	1	3,689	22,355	26,044	17,048	1991	2015	(c)
11501 Burnet Road - Building 6	Austin	TX	—	2,676	15,972	12,262	2,676	28,234	30,910	21,899	1991	2015	(c)
11501 Burnet Road - Building 8	Austin	TX	—	1,400	7,422	1,776	1,400	9,198	10,598	7,033	1991	2015	(c)
11501 Burnet Road - Parking Garage	Austin	TX	—	—	19,826	1,586	—	21,412	21,412	16,609	1991	2015	(c)
Four Points Centre 3 (11120 Four Points Drive)	Austin	TX	—	1,140	—	40,309	1,141	40,308	41,449	12,201	2019	2013	(c)
Four Barton Skyway (1301 South MoPac Expressway)	Austin	TX	—	13,301	57,041	(70,342)	—	—	—	—	2001	2018	(c)
Four Points Centre (11305 Four Points Drive)	Austin	TX	—	7,800	43,581	1,188	7,800	44,769	52,569	8,613	2008	2018	(c)
River Place - Building 1 (6500 River Place Boulevard)	Austin	TX	—	2,004	17,680	607	2,004	18,287	20,291	3,422	2000	2018	(c)
River Place - Building 2 (6500 River Place Boulevard)	Austin	TX	—	3,137	29,254	(20,174)	3,137	9,080	12,217	1,771	2000	2018	(c)
River Place - Building 3 (6500 River Place Boulevard)	Austin	TX	—	3,064	26,705	(19,086)	3,064	7,619	10,683	1,183	2000	2018	(c)
River Place - Building 4 (6500 River Place Boulevard	Austin	TX	—	2,273	18,617	986	2,273	19,603	21,876	3,865	2000	2018	(c)
River Place - Building 5 (6500 River Place Boulevard)	Austin	TX	—	1,752	14,315	165	1,752	14,480	16,232	2,696	2001	2018	(c)
River Place - Building 6 (6500 River Place Boulevard)	Austin	TX	—	1,598	12,945	22	1,598	12,967	14,565	2,361	2001	2018	(c)

River Place - Building 7 (6500 River Place Boulevard)	Austin	TX	—	1,801	16,486	511	1,801	16,997	18,798	3,186	2002	2018	(c)
Quarry Lake II (4516 Seton Center Parkway)	Austin	TX	—	3,970	30,546	(34,516)	—	—	—	—	1998	2018	(c)

				Initial Cost			Gross Amount Which Carried December 31, 2025
Property Name	City	State	Encumbrances	Land	Building & Improvements	Net Improvements (Retirements) Since Acquisition	Land	Building & Improvements	Total (a)	Accumulated Depreciation at December 31, 2025 (b)	Year of Construction	Year Acquired	Depreciable Life
OTHER
6600 Rockledge Drive	Bethesda	MD	—	—	37,421	(8,859)	—	28,562	28,562	11,423	1981	2006	(c)
1676 International Drive	Mclean	VA	—	18,437	97,538	(29,848)	10,239	75,888	86,127	27,464	1999	2006	(c)
8260 Greensboro Drive	Mclean	VA	—	7,952	33,964	10,048	8,102	43,862	51,964	18,646	1980	2006	(c)
2340 Dulles Corner Boulevard	Herndon	VA	—	16,345	65,379	(21,250)	9,747	50,727	60,474	6,918	1988	2006	(c)
Main Street - Plaza 1000	Voorhees	NJ	—	2,732	10,942	325	2,732	11,267	13,999	11,138	1988	1997	(c)
Main Street - Piazza	Voorhees	NJ	—	696	2,802	2,435	704	5,229	5,933	4,282	1990	1997	(c)
Main Street - Promenade	Voorhees	NJ	—	532	2,052	188	532	2,240	2,772	1,661	1988	1997	(c)
920 North King Street	Wilmington	DE	—	6,141	21,140	(18,172)	331	8,778	9,109	1,829	1989	2004	(c)
300 Delaware Avenue	Wilmington	DE	—	6,369	13,739	1,268	6,365	15,010	21,376	11,573	1989	2004	(c)
	Total:		$235,338	$361,224	$2,852,836	$591,119	$388,858	$3,416,321	$3,805,179	$1,259,090

(a)Reconciliation of Real Estate:
The following table reconciles the real estate investments from January 1, 2023 to December 31, 2025 (in thousands):

	2025	2024	2023
Balance at beginning of year	$3,374,780	$3,542,232	$3,617,240
Additions:
Acquisitions	534,374	—	—
Capital expenditures and assets placed into service	91,899	149,172	210,226
Less:
Dispositions/impairments/placed into redevelopment	(155,849)	(282,315)	(251,190)
Retirements	(40,025)	(34,309)	(34,044)
Balance at end of year	$3,805,179	$3,374,780	$3,542,232
Per consolidated balance sheet	$3,805,179	$3,374,780	$3,542,232
The aggregate cost for federal income tax purposes is $2.8 billion as of December 31, 2025.
(b)Reconciliation of Accumulated Depreciation:
The following table reconciles the accumulated depreciation on real estate investments from January 1, 2023 to December 31, 2025 (in thousands):

	2025	2024	2023
Balance at beginning of year	$1,171,803	$1,131,792	$1,063,060
Additions:
Depreciation expense	150,728	153,784	158,194
Less:
Dispositions/impairments/placed into redevelopment	(25,047)	(80,315)	(55,969)
Retirements	(38,394)	(33,458)	(33,493)
Balance at end of year	$1,259,090	$1,171,803	$1,131,792
Per consolidated balance sheet	$1,259,090	$1,171,803	$1,131,792
(c)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to 55 years.
(d)Land value represents unamortized prepaid ground lease.
(e)250 King of Prussia Road was fully placed into service in 2023.
(f)Reflects original construction date. Significant improvements were made to 3000 Market Street in 1988 and to The Bulletin Building in 2012.
(g)3025 JFK Boulevard is a mixed-use building with approximately 200,000 SF of office space (“3025 JFK Boulevard - Office”) and 326 apartment units (“3025 JFK Boulevard - Multi-Family”).