Form 10-Q
period 2026-03-31
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2026-05-01
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
A total of 173,711,845 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of April 26, 2026.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, and “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2026, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

To help investors understand the differences between the Parent Company and the Operating Partnership, this Form 10-Q presents the following as separate notes or sections for each of the Parent Company and the Operating Partnership:
•Consolidated Financial Statements; and
•Notes regarding the Parent Company’s and Operating Partnership’s Equity.
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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,724,851	$3,753,780
Accumulated depreciation	(1,279,283)	(1,259,090)
Prepaid ground leases, net	51,236	51,399
Right of use asset - operating leases, net	17,657	17,806
Operating real estate investments, net	2,514,461	2,563,895
Construction-in-progress	123,659	118,543
Land held for development	72,110	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,737,992	2,780,605
Cash and cash equivalents	36,203	32,284
Restricted cash and escrows	30,093	30,018
Accounts receivable	23,370	22,154
Assets held for sale, net	15,383	—
Accrued rent receivable, net of allowance of $424 and $424 as of March 31, 2026 and December 31, 2025, respectively	184,220	182,651
Investment in unconsolidated real estate ventures	321,534	314,326
Deferred costs, net	81,143	79,549
Intangible assets, net	20,739	22,426
Other assets	137,170	122,227
Total assets	$3,587,847	$3,586,240
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loans, net	$234,091	$234,079
Unsecured credit facility	65,000	—
Unsecured term loans, net	249,491	249,389
Unsecured senior notes, net	2,073,656	2,073,394
Accounts payable and accrued expenses	141,933	143,826
Distributions payable	14,201	14,108
Deferred income, gains and rent	20,852	22,569
Intangible liabilities, net	12,534	12,713
Lease liability - operating leases	23,764	23,720
Other liabilities	13,133	14,588
Total liabilities	$2,848,655	$2,788,386
Commitments and contingencies (See Note 15)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 173,711,845 and 173,699,039 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,733	1,733
Additional paid-in-capital	3,202,662	3,199,838
Deferred compensation payable in common shares	24,282	23,069
Common shares in grantor trust, 1,947,350 and 1,583,000 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	(24,282)	(23,069)
Cumulative earnings	556,661	605,252
Accumulated other comprehensive income (loss)	126	(1,437)
Cumulative distributions	(3,026,869)	(3,012,654)
Total Brandywine Realty Trust's equity	734,313	792,732
Noncontrolling interests	4,879	5,122
Total beneficiaries' equity	$739,192	$797,854
Total liabilities and beneficiaries' equity	$3,587,847	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended March 31,
	2026	2025
Revenue
Rents	$120,657	$114,428
Third party management fees, labor reimbursement and leasing	4,725	5,829
Other	1,622	1,259
Total revenue	127,004	121,516
Operating expenses
Property operating expenses	38,526	33,526
Real estate taxes	11,325	11,432
Third party management expenses	2,168	2,633
Depreciation and amortization	49,231	44,353
General and administrative expenses	12,335	17,470
Provision for impairment	11,909	—
Total operating expenses	125,494	109,414
Gain on sale of real estate
Net gain on disposition of real estate	—	3,059
Total gain on sale of real estate	—	3,059
Operating income	1,510	15,161
Other income (expense):
Interest and investment income	666	1,186
Interest expense	(40,889)	(31,845)
Interest expense - amortization of deferred financing costs	(1,387)	(1,230)
Equity in loss of unconsolidated real estate ventures	(8,702)	(10,511)
Net gain on real estate venture transactions	—	183
Net loss before income taxes	(48,802)	(27,056)
Income tax provision	(2)	—
Net loss	(48,804)	(27,056)
Net loss attributable to noncontrolling interests	213	81
Net loss attributable to Brandywine Realty Trust	(48,591)	(26,975)
Nonforfeitable dividends allocated to unvested restricted shareholders	(318)	(429)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(48,909)	$(27,404)

Basic loss per Common Share	$(0.28)	$(0.16)

Diluted loss per Common Share	$(0.28)	$(0.16)

Basic weighted average shares outstanding	173,756,736	172,915,482
Diluted weighted average shares outstanding	173,756,736	172,915,482

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(48,804)	$(27,056)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,567	(2,552)
Total comprehensive income (loss)	1,567	(2,552)
Comprehensive loss	(47,237)	(29,608)
Comprehensive loss attributable to noncontrolling interest	209	89
Comprehensive loss attributable to Brandywine Realty Trust	$(47,028)	$(29,519)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2025	173,699,039	1,583,000	$1,733	$3,199,838	$23,069	$(23,069)	$605,252	$(1,437)	$(3,012,654)	$5,122	$797,854
Net loss							(48,591)			(213)	(48,804)
Other comprehensive loss								1,563		4	1,567
Repurchase and retirement of Common Shares of Beneficial Interest	(700,000)		(7)	(2,163)							(2,170)
Share-based compensation activity	724,931	400,441	4	5,396	640	(640)					5,400
Share Issuance from/(to) Deferred Compensation Plan	(12,125)	(36,091)	3	(402)	573	(573)					(399)
Reallocation of Noncontrolling interest				(7)						7	—
Distributions declared $0.08 per share)									(14,215)	(41)	(14,256)
BALANCE, March 31, 2026	173,711,845	1,947,350	$1,733	$3,202,662	$24,282	$(24,282)	$556,661	$126	$(3,026,869)	$4,879	$739,192
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(26,975)			(81)	(27,056)
Other comprehensive loss								(2,544)		(8)	(2,552)
Share-based compensation activity	439,776	258,549	4	11,294	1,199	(1,199)					11,298
Share Issuance from/(to) Deferred Compensation Plan	(54,808)	(138,310)		(406)	220	(220)					(406)
Reallocation of Noncontrolling interest				(24)						24	—
Distributions declared ($0.15 per share)									(26,398)	(77)	(26,475)
BALANCE, March 31, 2025	173,050,963	1,341,572	$1,728	$3,193,485	$21,875	$(21,875)	$756,524	$(23)	$(2,958,128)	$5,810	$999,396

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(48,804)	$(27,056)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,231	44,353
Amortization of deferred financing costs	1,387	1,230
Amortization of debt discount/(premium), net	(468)	119
Amortization of stock compensation costs	5,226	11,068
Straight-line rent income	(2,015)	(1,699)
Amortization of acquired above (below) market leases, net	(162)	(210)
Ground rent expense	313	194
Provision for impairment	11,909	—
Loss from unconsolidated real estate ventures, including income distributions	8,702	10,511
Changes in assets and liabilities:
Accounts receivable	(888)	(620)
Other assets	(16,625)	(10,266)
Accounts payable and accrued expenses	4,324	(4,726)
Deferred income, gains and rent	(1,663)	(14,068)
Other liabilities	(259)	(2,515)
Net cash provided by operating activities	10,208	6,315
Cash flows from investing activities:
Capital expenditures for tenant improvements	(18,058)	(22,554)
Capital expenditures for redevelopments	(757)	(3,301)
Capital expenditures for developments	(13,985)	(6,956)
Advances for the purchase of tenant assets, net of repayments	(326)	(247)
Investment in unconsolidated real estate ventures	(15,910)	(7,661)
Capital distributions from unconsolidated real estate ventures	—	42
Leasing costs paid	(5,165)	(3,951)
Net cash used in investing activities	(54,201)	(44,628)
Cash flows from financing activities:
Proceeds from credit facility borrowings	69,000	70,000
Repayments of credit facility borrowings	(4,000)	(5,000)
Repayments of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	5,639
Debt financing costs paid	(250)	—
Shares used for employee taxes upon vesting of share awards	(449)	(778)
Repurchase and retirement of common shares	(2,163)	—
Distributions paid to shareholders	(14,069)	(26,176)
Distributions to noncontrolling interest	(82)	(76)
Net cash provided by (used in) financing activities	47,987	(26,391)
Increase/(Decrease) in cash and cash equivalents and restricted cash	3,994	(64,704)
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$66,296	$31,473

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177
Cash and cash equivalents, end of period	$36,203	$29,428
Restricted cash, end of period	30,093	2,045
Cash and cash equivalents and restricted cash, end of period	$66,296	$31,473

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2026 and 2025 of $918 and $3,166, respectively	$29,541	$24,525
Cash paid for income taxes	2	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,201	26,487
Change in capital expenditures financed through accounts payable at period end	(6,221)	(6,414)
Change in capital expenditures financed through retention payable at period end	891	536
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	March 31, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,724,851	$3,753,780
Accumulated depreciation	(1,279,283)	(1,259,090)
Prepaid ground leases, net	51,236	51,399
Right of use asset - operating leases, net	17,657	17,806
Operating real estate investments, net	2,514,461	2,563,895
Construction-in-progress	123,659	118,543
Land held for development	72,110	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,737,992	2,780,605
Cash and cash equivalents	36,203	32,284
Restricted cash and escrows	30,093	30,018
Accounts receivable	23,370	22,154
Assets held for sale, net	15,383	—
Accrued rent receivable, net of allowance of $424 and $424 as of March 31, 2026 and December 31, 2025, respectively	184,220	182,651
Investment in unconsolidated real estate ventures	321,534	314,326
Deferred costs, net	81,143	79,549
Intangible assets, net	20,739	22,426
Other assets	137,170	122,227
Total assets	$3,587,847	$3,586,240
LIABILITIES AND PARTNERS' EQUITY
Secured term loans, net	$234,091	$234,079
Unsecured credit facility	65,000	—
Unsecured term loans, net	249,491	249,389
Unsecured senior notes, net	2,073,656	2,073,394
Accounts payable and accrued expenses	141,933	143,826
Distributions payable	14,201	14,108
Deferred income, gains and rent	20,852	22,569
Intangible liabilities, net	12,534	12,713
Lease liability - operating leases	23,764	23,720
Other liabilities	13,133	14,588
Total liabilities	$2,848,655	$2,788,386
Commitments and contingencies (See Note 15)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	1,348	1,501
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 173,711,845 and 173,699,039 units issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	735,395	795,402
Accumulated other comprehensive loss	(214)	(1,781)
Total Brandywine Operating Partnership, L.P.'s equity	735,181	793,621
Noncontrolling interest - consolidated real estate ventures	2,665	2,732
Total partners' equity	$737,846	$796,353
Total liabilities and partners' equity	$3,587,849	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended March 31,
	2026	2025
Revenue
Rents	$120,657	$114,428
Third party management fees, labor reimbursement and leasing	4,725	5,829
Other	1,622	1,259
Total revenue	127,004	121,516
Operating expenses
Property operating expenses	38,526	33,526
Real estate taxes	11,325	11,432
Third party management expenses	2,168	2,633
Depreciation and amortization	49,231	44,353
General and administrative expenses	12,335	17,470
Provision for impairment	11,909	—
Total operating expenses	125,494	109,414
Gain on sale of real estate
Net gain on disposition of real estate	—	3,059
Total gain on sale of real estate	—	3,059
Operating income	1,510	15,161
Other income (expense):
Interest and investment income	666	1,186
Interest expense	(40,889)	(31,845)
Interest expense - amortization of deferred financing costs	(1,387)	(1,230)
Equity in loss of unconsolidated real estate ventures	(8,702)	(10,511)
Net gain on real estate venture transactions	—	183
Net loss before income taxes	(48,802)	(27,056)
Income tax provision	(2)	—
Net loss	(48,804)	(27,056)
Net loss attributable to noncontrolling interests - consolidated real estate ventures	67	—
Net loss attributable to Brandywine Operating Partnership, L.P.	(48,737)	(27,056)
Nonforfeitable dividends allocated to unvested restricted unitholders	(318)	(429)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(49,055)	$(27,485)

Basic loss per Common Partnership Unit	$(0.28)	$(0.16)

Diluted loss per Common Partnership Unit	$(0.28)	$(0.16)

Basic weighted average common partnership units outstanding	174,272,331	173,431,077
Diluted weighted average common partnership units outstanding	174,272,331	173,431,077
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(48,804)	$(27,056)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,567	(2,552)
Total comprehensive income (loss)	1,567	(2,552)
Comprehensive loss	(47,237)	(29,608)
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	67	—
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(47,170)	$(29,608)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2025	173,699,039	$795,402	$(1,781)	$2,732	$796,353
Net loss		(48,737)		(67)	(48,804)
Other comprehensive loss			1,567		1,567
Deferred compensation obligation	(12,125)	(402)			(402)
Repurchase and retirement of LP units	(700,000)	(2,170)			(2,170)
Share-based compensation activity	724,931	5,400			5,400
Adjustment of redeemable partnership units to liquidation value at period end		117			117
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,215)			(14,215)
BALANCE, March 31, 2026	173,711,845	$735,395	$(214)	$2,665	$737,846
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

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(48,804)	$(27,056)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	49,231	44,353
Amortization of deferred financing costs	1,387	1,230
Amortization of debt discount/(premium), net	(468)	119
Amortization of stock compensation costs	5,226	11,068
Straight-line rent income	(2,015)	(1,699)
Amortization of acquired above (below) market leases, net	(162)	(210)
Ground rent expense	313	194
Provision for impairment	11,909	—
Loss from unconsolidated real estate ventures, including income distributions	8,702	10,511
Changes in assets and liabilities:
Accounts receivable	(888)	(620)
Other assets	(16,625)	(10,266)
Accounts payable and accrued expenses	4,324	(4,726)
Deferred income, gains and rent	(1,663)	(14,068)
Other liabilities	(259)	(2,515)
Net cash provided by operating activities	10,208	6,315
Cash flows from investing activities:
Capital expenditures for tenant improvements	(18,058)	(22,554)
Capital expenditures for redevelopments	(757)	(3,301)
Capital expenditures for developments	(13,985)	(6,956)
Advances for the purchase of tenant assets, net of repayments	(326)	(247)
Investment in unconsolidated real estate ventures	(15,910)	(7,661)
Capital distributions from unconsolidated real estate ventures	—	42
Leasing costs paid	(5,165)	(3,951)
Net cash used in investing activities	(54,201)	(44,628)
Cash flows from financing activities:
Proceeds from credit facility borrowings	69,000	70,000
Repayments of credit facility borrowings	(4,000)	(5,000)
Repayment of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	5,639
Debt financing costs paid	(250)	—
Shares used for employee taxes upon vesting of share awards	(449)	(778)
Repurchase and retirement of common units	(2,163)	—
Distributions paid to preferred and common partnership units	(14,151)	(26,252)
Net cash provided by (used in) financing activities	47,987	(26,391)
Increase/(Decrease) in cash and cash equivalents and restricted cash	3,994	(64,704)
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$66,296	$31,473

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177

Cash and cash equivalents, end of period	$36,203	$29,428
Restricted cash, end of period	30,093	2,045
Cash and cash equivalents and restricted cash, end of period	$66,296	$31,473

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the three months ended March 31, 2026 and 2025 of $918 and $3,166, respectively	$29,541	$24,525
Cash paid for income taxes	2	—
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,201	26,487
Change in capital expenditures financed through accounts payable at period end	(6,221)	(6,414)
Change in capital expenditures financed through retention payable at period end	891	536
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2026, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of March 31, 2026, the Company owned and consolidated 64 properties that contained an aggregate of approximately 12.3 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes Properties under development or redevelopment, recently completed - not stabilized Properties, and Properties held for sale. The Properties were comprised of the following as of March 31, 2026:

	Number of Properties	Rentable Square Feet
Office Properties	55	10,258,646
Mixed-use Properties	5	1,133,450
Core Properties	60	11,392,096
Development/redevelopment Properties	3	721,035
Recently completed - not stabilized Properties (a)	1	168,294
The Properties	64	12,281,425
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
In addition to the Properties, as of March 31, 2026, the Company owned 106.5 acres of land held for development. The Company also held a leasehold interest in a 0.8 acre land parcel, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of March 31, 2026, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.6 million net rentable square feet.
As of March 31, 2026, the Company also owned economic interests in seven unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of March 31, 2026, the management company subsidiaries were managing properties containing an aggregate of approximately 19.7 million net rentable square feet, of which approximately 12.5 million net rentable square feet related to Properties owned by the Company and approximately 7.2 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 23, 2026.
The consolidated balance sheet at December 31, 2025 has been derived from the audited financial statements as of that date but does not include all the information and footnotes required by GAAP for complete financial statements. The Company’s Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of the Company’s significant accounting policies under Note 2, “Summary of Significant Accounting Policies”. There have been no material changes in the Company’s significant accounting policies since December 31, 2025.
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
3. REAL ESTATE INVESTMENTS
As of March 31, 2026 and December 31, 2025, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	March 31, 2026	December 31, 2025
Land	$329,337	$337,459
Building and improvements	2,906,160	2,925,483
Tenant improvements	489,354	490,838
Operating properties	$3,724,851	$3,753,780
Assets held for sale - real estate investments	15,383	—
Total	$3,740,234	$3,753,780

Held-for-use Impairment
For the quarter ended March 31, 2026, the Company recognized impairment losses totaling $9.4 million on two office properties and a parking lot located in the Other segment. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon a purchase and sale agreement as of March 31, 2026. The disposition contemplated by the purchase and sale agreement has not been consummated, and there can be no assurance that the Company will complete the disposition.
Held-for-sale
As of March 31, 2026, the Company was under an agreement to sell an office building located in the Pennsylvania Suburbs segment to an unaffiliated third party for $15.5 million and has classified the property as held-for-sale on the consolidated balance sheet. As of March 31, 2026, the carrying value of the property was in excess of the estimated fair value less cost to sell. As a result, an impairment loss of $2.5 million was recognized. The estimated fair value is considered Level 3 in accordance with ASC 820 and was based upon the executed agreement of sale as of March 31, 2026.
The following is a summary of the property classified as held for sale as of March 31, 2026 (in thousands):

Held for Sale Property
March 31, 2026
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$19,095
Accumulated depreciation	(4,422)
Operating real estate investments, net	14,673
Construction-in-progress	84
Total real estate investments, net	14,757
Deferred costs, net	235
Accrued Rent Receivable	391
Total assets held for sale, net	$15,383
4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of March 31, 2026, the Company held ownership interests in seven unconsolidated real estate ventures, with a net aggregate investment balance of $321.5 million. As of March 31, 2026, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; one of the real estate ventures directly owned one property with 341 rentable residential units; and two of the real estate ventures owned 1.4 acres of land held for development.
The Company accounts for its interests in the unconsolidated real estate ventures, which ownership interests range, as of March 31, 2026, from 20% to 85%, using the equity method of accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $0.8 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $1.1 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $0.8 million and $0.5 million as of March 31, 2026 and December 31, 2025, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Net property	$1,159,647	$1,164,117
Other assets	183,281	179,663
Other liabilities	78,035	85,524
Debt, net	582,324	583,062
Equity (a)	682,569	675,194
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
The following is a summary of results of operations of the unconsolidated real estate ventures in which the Company held interests during the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$35,282	$42,551
Operating expenses	(15,929)	(16,662)
Interest expense, net	(11,460)	(14,908)
Depreciation and amortization	(15,882)	(17,267)
Gain on property disposition	1,053	—
Net loss	$(6,936)	$(6,286)
Company's share of net loss	$(8,810)	$(10,306)
Basis adjustments and other	108	(205)
Equity in loss of unconsolidated real estate ventures	$(8,702)	$(10,511)
One Uptown Ventures
On May 1, 2026, both One Uptown Ventures entered into extension options for their loans with the existing lender. The maturity of the One Uptown - Multi-family loan was extended until July 29, 2027, and the total loan capacity was reduced from $85.0 million to $76.5 million. The maturity of the One Uptown Office loan was extended until July 29, 2028, and the total loan capacity was reduced from $121.7 million to $108.9 million.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
Lease Revenue	2026	2025
Fixed contractual payments	$92,603	$87,281
Variable lease payments	25,108	24,249
Total	$117,711	$111,530

6. INTANGIBLE ASSETS AND LIABILITIES
As of March 31, 2026 and December 31, 2025, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	March 31, 2026
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,422	$(9,241)	$15,181
Tenant relationship value	110	(62)	48
Above market leases acquired	5,599	(89)	5,510
Total intangible assets, net	$30,131	$(9,392)	$20,739

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,799)	$12,534

	December 31, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,949	$(8,099)	$16,850
Tenant relationship value	110	(61)	49
Above market leases acquired	5,599	(72)	5,527
Total intangible assets, net	$30,658	$(8,232)	$22,426

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,620)	$12,713
As of March 31, 2026, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2026 (nine months remaining)	$3,557	$537
2027	1,306	688
2028	990	603
2029	990	603
2030	990	603
Thereafter	12,906	9,500
Total	$20,739	$12,534

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025	Effective Interest Rate		Maturity Date
SECURED DEBT:
3025 JFK Construction Loan	$178,014	$178,014	SOFR + 3.60%	(b)	July 2026
3151 Market C-PACE Loan (a)	57,324	57,324	7.31%		March 2054
Principal balance outstanding	235,338	235,338
Less: deferred financing costs	(1,247)	(1,259)
Total Secured indebtedness	$234,091	$234,079

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$65,000	$—	SOFR + 1.50%	(c)	June 2027
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(c)(d)	June 2027
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(e)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.88% Guaranteed Notes due 2029	550,000	550,000	8.52%		April 2029
$300.0M 6.13% Guaranteed Notes due 2031	300,000	300,000	6.13%		January 2031
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(f)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51%	(f)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(f)	July 2035
Principal balance outstanding	2,393,610	2,328,610
Plus: original issue premium (discount), net	$7,292	$7,760
Less: deferred financing costs	(12,755)	(13,587)
Total unsecured indebtedness	$2,388,147	$2,322,783
Total Debt Obligations	$2,622,238	$2,556,862

(a)In December 2025, we closed on a $50.5 million Commercial Property Assessed Clean Energy ("C-PACE") financing for the development project at 3151 Market Street, which includes $30.0 million in additional future funding for new leasing. The loan bears interest at 7.31%, has an initial maturity date of March 31, 2054 and includes $5.4 million of prepaid interest. The prepaid interest is included within other assets in the Consolidated Balance Sheet.
(b)The interest rate is capped at 6.60% through the maturity of the loan.
(c)Spread includes a 10 basis point daily SOFR adjustment.
(d)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At March 31, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(e)During the third quarter of 2023, Moody’s downgraded the Company's senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the Company's 7.55% Guaranteed Notes due 2028 (the "2028 Notes") increased 25 basis points in September 2023 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2024, S&P downgraded the Company's senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024 due to the coupon adjustment provisions within the 2028 Notes. During the second quarter of 2024, Moody's downgraded the Company's senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2026, S&P downgraded the Company's senior unsecured credit rating from BB+ to BB-. As a result of the downgrade, the interest rate on the 2028 Notes increased 50 basis points to 8.80%, effective September 2026, due to the coupon adjustment provisions within the 2028 Notes.
(f)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the three months ended March 31, 2026, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.15%, resulting in $0.4 million of interest expense for such period.
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
The Company was in compliance with all financial covenants as of March 31, 2026. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of March 31, 2026, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2026 (nine months remaining)	$178,014
2027	765,000
2028	350,000
2029	900,000
2030	—
Thereafter	435,934
Total principal payments	2,628,948
Net unamortized premiums/(discounts)	7,292
Net deferred financing costs	(14,002)
Outstanding indebtedness	$2,622,238
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of March 31, 2026 and December 31, 2025, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at March 31, 2026 and December 31, 2025 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,995,046	$1,911,795	$1,994,784	$2,027,570
Variable rate debt	571,116	560,459	506,014	501,541
Fixed rate debt	56,076	59,503	56,066	58,935
(a)Net of deferred financing costs of $12.2 million and $13.0 million for unsecured notes payable, $0.5 million and $0.6 million for variable rate debt and $1.2 million and $1.3 million for secured fixed rate debt as of March 31, 2026 and December 31, 2025.
The Company used quoted market prices as of March 31, 2026 and December 31, 2025 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of March 31, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since March 31, 2026. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2026 and December 31, 2025. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (dollar amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				3/31/2026	12/31/2025				3/31/2026	12/31/2025
Assets
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	9	—
Cap	Interest Rate	Cash Flow		$178,014	$178,014	3.000%	July 22, 2025	July 22, 2026	$370	$546
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$250,000	$250,000	3.713%	November 23, 2022	June 30, 2027	$(284)	$(1,530)
Swap	Interest Rate	Cash Flow	(a)	—	27,062	3.629%	January 12, 2024	December 30, 2026	—	(61)
Swap	Interest Rate	Cash Flow	(a)	51,548	51,548	3.725%	January 12, 2024	January 30, 2027	(27)	(189)
				$506,624	$506,624
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $2.2 million and $2.4 million as of March 31, 2026 and December 31, 2025, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The Parent Company believes that the aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended March 31, 2026) was approximately $1.3 million and $1.5 million as of March 31, 2026 and December 31, 2025, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(48,804)	$(48,804)	$(27,056)	$(27,056)
Net loss attributable to noncontrolling interests	213	213	81	81
Nonforfeitable dividends allocated to unvested restricted shareholders	(318)	(318)	(429)	(429)
Net loss attributable to common shareholders	$(48,909)	$(48,909)	$(27,404)	$(27,404)
Denominator
Weighted-average shares outstanding	173,756,736	173,756,736	172,915,482	172,915,482
Weighted-average shares outstanding	173,756,736	173,756,736	172,915,482	172,915,482
Loss per Common Share:
Net loss attributable to common shareholders	$(0.28)	$(0.28)	$(0.16)	$(0.16)

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
Redeemable common limited partnership units totaling 515,595 at March 31, 2026 and March 31, 2025 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three months ended March 31, 2026 and 2025, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On February 18, 2026, the Parent Company declared a distribution of $0.08 per common share, totaling $14.3 million, which was paid on April 16, 2026 to shareholders of record as of April 2, 2026.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the three months ended March 31, 2026, the Company repurchased and retired 700,000 common shares at an average price of $3.10 per share, totaling $2.2 million. During the three months ended March 31, 2025, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended March 31,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(48,804)	$(48,804)	$(27,056)	$(27,056)
Net loss attributable to noncontrolling interests	67	67	—	—
Nonforfeitable dividends allocated to unvested restricted unitholders	(318)	(318)	(429)	(429)
Net loss attributable to common unitholders	$(49,055)	$(49,055)	$(27,485)	$(27,485)
Denominator
Total weighted-average units outstanding	174,272,331	174,272,331	173,431,077	173,431,077
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.28)	$(0.28)	$(0.16)	$(0.16)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three months ended March 31, 2026 and 2025, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On February 18, 2026, the Operating Partnership declared a distribution of $0.08 per common partnership unit, totaling $14.3 million, which was paid on April 16, 2026 to unitholders of record as of April 2, 2026.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. As discussed in Note 11 above, during the three months ended March 31, 2026, the Company repurchased 700,000 common shares at an average price of $3.10 per share, totaling $2.2 million, and the Operating Partnership retired 700,000 common units of the Operating Partnership. During the three months ended March 31, 2025, the Company did not repurchase any units under the program.
13. SHARE BASED COMPENSATION
Restricted Share Unit Awards
As of March 31, 2026, 3,666,100 restricted share rights and units (“Restricted Share Units”) were outstanding under the Company’s long term equity incentive plan. These Restricted Share Units vest over one to three years from the initial grant dates. The remaining compensation expense to be recognized with respect to these awards at March 31, 2026 was $3.3 million and is expected to be recognized over a weighted average remaining vesting period of 1.41. During the three months ended March 31, 2026 and 2025, the amortization related to outstanding Restricted Share Units was $3.9 million (of which $0.4 million was capitalized) and $4.1 million (of which $0.6 million was capitalized), respectively. Compensation expense related to outstanding Restricted Share Units is included in general and administrative expense.
The following table summarizes the Company’s Restricted Share Units activity during the three months ended March 31, 2026:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2026	2,083,526	$4.73
Granted	1,608,877	$3.16
Vested	(26,303)	$3.16
Non-vested at March 31, 2026	3,666,100	$4.05

On February 27, 2026, the Compensation Committee of the Parent Company’s Board of Trustees awarded to officers of the Company an aggregate of 1,429,312 Restricted Share Units, which vest over three years from the grant date. Each Restricted Share Unit entitles the holder to one common share upon settlement. The Parent Company pays dividend equivalents on the Restricted Share Units prior to the settlement date. Vesting and/or settlement would accelerate if the recipient of the award were to die, become disabled or, in the case of certain of such Restricted Share Units, retire in a qualifying retirement prior to the vesting or settlement date. Qualifying retirement generally means the recipient’s voluntary termination of employment after reaching at least age 57 and accumulating at least 15 years of service with the Company. In addition, vesting would also accelerate if the Parent Company were to undergo a change of control and, on or before the first anniversary of the change of control, the recipient’s employment were to cease due to a termination without cause or resignation with good reason.
The Restricted Share Units granted in 2026, 2025, 2024, and 2023 to certain senior executives include an “outperformance feature” whereby additional shares may be earned, up to 275% of the shares subject to the basic award, based on the Company’s achievement of specified financial and/or operating targets during a three-year performance period with an additional 366 days of service generally required to fully vest. In addition to the basic award, up to an aggregate of 3,153,418, 2,170,708, 2,669,293, and 925,642 shares may be awarded under the outperformance feature for the 2026, 2025, 2024, and 2023 awards, respectively, to those senior officers whose Restricted Share Units awards include the “outperformance feature.” As of March 31, 2026, the Company has not recognized any compensation expense related to the outperformance feature for the 2026 awards and has recognized $0.8 million, $7.0 million, and $4.5 million related to the outperformance feature for the 2025, 2024, and 2023 awards, respectively. The Company will continue to evaluate progression towards achievement of the performance metrics on a quarterly basis and recognize compensation expense for the outperformance feature of these awards should it be determined that achievement of these metrics is probable.
In addition, on February 27, 2026, the Compensation Committee awarded non-officer employees an aggregate of 179,565 Restricted Share Units that generally vest in three equal annual installments. Vesting of these awards is subject to acceleration upon death, disability or termination without cause within one year following a change of control.
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
Restricted Performance Share Unit Awards
The Compensation Committee of the Parent Company’s Board of Trustees has granted performance share-based awards (referred to as Restricted Performance Share Units, or RPSUs) to officers of the Parent Company. The RPSUs are settled in common shares, with the number of common shares issuable in settlement varying between zero and 240%, with respect to the 2024, 2025 and 2026 awards, of the target amount based on the achievement of certain performance or market conditions. For the 2024, 2025 and 2026 awards, the number of common shares issuable is determined based on the Company’s achievement of certain operating metrics during three one-year performance periods, subject to further adjustment based on Relative TSR for the three-year term of the award. The table below presents certain information as to unvested RPSU awards.

	RPSU Awarded Date
	2/26/2024	2/28/2025	2/27/2026	Total
(Amounts below in shares, unless otherwise noted)
Non-vested at January 1, 2026	779,469	334,412	—	1,113,881
Granted	378,728	314,928	476,437	1,170,093
Units Cancelled	(22,014)	(19,484)	—	(41,498)
Non-vested at March 31, 2026	1,136,183	629,856	476,437	2,242,476
Measurement Period Commencement Date	1/1/2024	1/1/2025	1/1/2026
Measurement Period End Date	12/31/2026	12/31/2027	12/31/2028
Awarded Units	1,251,803	1,003,236	1,429,312
Fair Value of Units on Awarded Date (in thousands)	$5,145	$4,896	$4,517
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

For 2024, 2025 and 2026 awards, the Company awarded 1,251,803, 1,003,236 and 1,429,312 RPSUs of which 378,728, 314,928 and 476,437 are treated as granted in 2026, respectively. The determination and delivery of earned shares will be accelerated in the event of a change in control or the award recipient’s death before the end of the full three-year term of the award. If the award recipient’s service ceases due to his or her qualifying retirement or disability during the term of the award, the award will remain outstanding and be earned based on actual performance for the full term of the award, subject to pro-ration based on the portion of the term actually worked. Dividend equivalents will be credited as additional RPSUs during the term of the awards, subject to the same terms and conditions as the original RPSUs.
For the three months ended March 31, 2026, the Company recognized amortization of the 2026, 2025 and 2024 RPSU awards of $1.7 million, of which $0.2 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation. For the three months ended March 31, 2025, amortization for the 2025, 2024 and 2023 RPSU awards was $2.2 million, of which $0.0 million was capitalized consistent with the Company’s policies for capitalizing eligible portions of employee compensation.
The remaining compensation expense to be recognized with respect to the non-vested RPSUs at March 31, 2026 was approximately $4.5 million and is expected to be recognized over a weighted average remaining vesting period of 1.93 years.
The Company issued 404,175 common shares on January 22, 2026 in settlement of RPSUs that had been awarded on February 16, 2023 (with a three-year measurement period ended December 31, 2025). Holders of these RPSUs also received a cash dividend of $0.08 per share for these common shares on January 22, 2026.
14. SEGMENT INFORMATION
As of March 31, 2026, the Company owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	March 31, 2026	December 31, 2025
Philadelphia CBD	$2,087,963	$2,080,220
Pennsylvania Suburbs	865,932	883,218
Austin, Texas	508,104	510,030
Total Core Segments	3,461,999	3,473,468
Other	262,852	280,312
Operating properties	$3,724,851	$3,753,780
Assets held for sale	15,383	—
Total	$3,740,234	$3,753,780

Corporate
Prepaid ground leases, net	$51,236	$51,399
Right of use asset - operating leases, net	$17,657	$17,806
Construction-in-progress	$123,659	$118,543
Land held for development	$72,110	$70,405
Prepaid leasehold interests in land held for development, net	$27,762	$27,762

Net operating income:

	Three Months Ended March 31,
	2026			2025
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$65,627	$(26,697)	$38,930	$55,388	$(20,631)	$34,757
Pennsylvania Suburbs	33,562	(11,020)	22,542	31,931	(10,055)	21,876
Austin, Texas	13,948	(5,789)	8,159	18,151	(7,767)	10,384
Other	9,973	(4,820)	5,153	10,523	(5,224)	5,299
Corporate	3,894	(3,693)	201	5,523	(3,914)	1,609
Operating properties	$127,004	$(52,019)	$74,985	$121,516	$(47,591)	$73,925

(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended March 31,
	March 31, 2026	December 31, 2025	2026	2025
Philadelphia CBD	$217,195	$215,078	$(2,308)	$(4,208)
Mid-Atlantic Office JV	10,733	10,877	(97)	(161)
Austin, Texas	76,634	71,611	(6,130)	(5,888)
Other	16,972	16,760	(167)	(254)
Total	$321,534	$314,326	$(8,702)	$(10,511)
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

	Three Months Ended March 31,
	2026	2025
Net loss	$(48,804)	$(27,056)
Plus:
Interest expense	40,889	31,845
Interest expense - amortization of deferred financing costs	1,387	1,230
Depreciation and amortization	49,231	44,353
General and administrative expenses	12,335	17,470
Equity in loss of unconsolidated real estate ventures	8,702	10,511
Provision for impairment	11,909	—
Less:
Interest and investment income	666	1,186
Income tax provision	(2)	—
Net gain on disposition of real estate	—	3,059
Net gain on real estate venture transactions	—	183
Consolidated net operating income	$74,985	$73,925
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
Debt Guarantees and Equity Funding Commitments
As of March 31, 2026, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $585.4 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstance, joint venture agreements.

With respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. In addition, the Company has provided completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Ventures. Moreover, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the principal balance of the $121.7 million (office) and $85.0 million (multifamily) construction loans, respectively. The construction loans were originally scheduled to mature on July 29, 2026. On May 1, 2026, both One Uptown Ventures entered into extension options for their loans with the existing lender. The maturity of the One Uptown - Multi-family loan was extended until July 29, 2027 and the maturity of the One Uptown Office loan was extended until July 29, 2028. The One Uptown - Multi-family loan principal was reduced to $76.5 million resulting in a limited payment guaranty of 17% of the principle balance. The One Uptown Office loan principal was reduced to $108.9 million resulting in a limited payment guaranty of 34% of the principal balance.

The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of March 31, 2026, the Company has not funded any additional capital pursuant to the leasehold mortgage loan.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of March 31, 2026, had $4.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of March 31, 2026, the Company estimated that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of March 31, 2026, the Company had funded $5.9 million of the foregoing commitment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, including any impacts from the imposition of tariffs, changes to the U.S. trade policy and any impacts of the U.S. government shutdown, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements as a result of subsequent events, new information, changed circumstances or otherwise, except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the three months ended March 31, 2026, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
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
Overall macroeconomic conditions, including but not limited to inflation, higher interest rates and changes in work patterns, including remote working arrangements, that have contributed to negative lease absorption within our office markets, have had a dampening effect on the fundamentals of our business, as reflected in, among other metrics, our period to period changes in our borrowing costs, occupancy levels and rental rates, as well as downward pressures on asset valuations. These adverse conditions could continue to impact our net income, cash flows and liquidity and could have a material adverse effect on our financial condition and results of operations.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at March 31, 2026 was 88.3% compared to 86.6% at March 31, 2025.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	11,392,096	11,930,549
Occupancy percentage (end of period)	88.3%	86.6%
Average occupancy percentage	88.8%	87.0%
Total Portfolio(2):
Tenant retention rate (3)	44.6%	55.4%
New leases and expansions commenced (square feet)	160,103	94,934
Leases renewed (square feet)	76,628	231,725
Net (negative) absorption (square feet)	(38,479)	(146,458)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	(0.9)%	6.8%
Renewal rental rates	5.0%	9.3%
Combined rental rates	4.1%	8.9%
Weighted average lease term for leases commenced (years)	8.3	4.4
Average annual rent (per square foot) (7) (8)	$43.35	$36.68
Capital Costs Committed (5) (6) (7):
Leasing commissions (per square foot)	$4.18	$3.83
Tenant improvements (per square foot)	$3.45	$11.08
Total capital per square foot per lease year	$2.23	$3.78
Average annualized capital as % of average annual rent (7) (8)	6.4%	12.2%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended March 31, 2026 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The decrease in capital costs committed for the three months ended March 31, 2026 is primarily due to leases having lower average lease terms and a lower percentage of new leases compared to renewals.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	% Occupied	% Occupied
	2026	2025
Philadelphia CBD	94.2%	93.2%
Pennsylvania Suburbs	88.2%	87.9%
Austin, Texas	70.5%	74.5%
Other	91.6%	80.4%
Total - Core Properties	88.3%	86.6%

The table below summarizes the occupancy statistics of our Properties, broken down by property types for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Three Months Ended March 31,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2026	2025	2026	2025
Office	89.1%	91.6%	88.0%	88.3%
Life Science (1)	6.2%	5.7%	84.2%	81.3%
Residential (2)	4.7%	2.7%	82.2%	82.9%
Total (3)	100.0%	100.0%	87.6%	87.8%
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
(4)See Note 14, “Segment Information,” to our consolidated financial statements for the definition of Net Operating Income.
In seeking to increase revenue through our operating, financing and investment activities, we also seek to minimize operating risks, including (i) tenant rollover risk, (ii) tenant credit risk and (iii) development risk.

Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 3.2% of our aggregate final annualized base rents as of March 31, 2026 (representing approximately 3.3% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2026. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.4 million, or 0.2%, of our accrued rent receivable balance as of March 31, 2026, compared to $0.4 million, or 0.2%, of our accrued rent receivable balance as of December 31, 2025.
If economic conditions deteriorate, including as a result of inflation and high interest rates, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.

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
As of March 31, 2026, the following projects are in active development (dollars, in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Activity Type	Approximate Room Count or Square Footage	Estimated Costs	Amount Funded		Debt Financing
165 King of Prussia Road	Radnor, PA	Q2 2026	Development	121 Rooms	$59,500	$40,724		$—
3151 Market Street	Philadelphia, PA	Q4 2024	Development	441,000	$317,000	$221,420	(a)	$80,500
(a)In December 2025, we closed on a $50.5 million Commercial Property Assessed Clean Energy (“C-PACE”) financing for the development project at 3151 Market Street, which includes $30.0 million in future funding for new leasing.
In addition to the property listed above, we have classified one office building in Wilmington, Delaware as redevelopment, but we have yet to incur material development costs on the project.

As of March 31, 2026, the following unconsolidated real estate venture development project remains in development (dollars, in thousands):

Property/Portfolio Name (% of BDN Ownership)	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs (a)	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
One Uptown - Office (67%)	Austin, TX	Q1 2024	362,679	$206,400	$161,552	$121,650	(b)	$19,547	$—

(a) Estimated costs include base building costs plus projected tenant fit out costs for remaining vacancies.
(b) On May 1, 2026, the One Uptown Office Venture entered into the extension option for its loan with the existing lender. The maturity of the One Uptown Office loan was extended until July 29, 2028, and the total loan capacity was reduced from $121.7 million to $108.9 million.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses for the reporting periods. Certain accounting policies are considered to be critical accounting policies, as they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and changes in the accounting estimate are reasonably likely to occur from period to period. Management bases its estimates and assumptions on historical experience and current economic conditions.
Our Annual Report on Form 10-K for the year ended December 31, 2025 contains a discussion of our critical accounting policies. There have been no significant changes in our critical accounting policies since December 31, 2025.

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three months ended March 31, 2026 and 2025. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
NOI as presented in the comparative analysis below is a non-GAAP financial measure defined as total revenue less property operating expenses, real estate taxes and third party management expenses. Property operating expenses that are included in determining NOI consist of costs that are necessary and allocable to our operating properties such as utilities, property-level salaries, repairs and maintenance, property insurance, and management fees. General and administrative expenses that are not reflected in NOI primarily consist of corporate-level salaries, amortization of share awards and professional fees that are incurred as part of corporate office management. NOI is a non-GAAP financial measure that we use internally to evaluate the operating performance of our real estate assets by segment, as presented in Note 14, “Segment Information,” to our Consolidated Financial Statements, and of our business as a whole. We believe NOI provides useful information to investors regarding our financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level. While NOI is a relevant and widely used measure of operating performance of real estate investment trusts, it does not represent cash flow from operations or net income as defined by GAAP and should not be considered as an alternative to those measures in evaluating our liquidity or operating performance. NOI does not reflect interest expenses, real estate impairment, depreciation and amortization costs, capital expenditures and leasing costs. We believe that net income (loss), as defined by GAAP, is the most appropriate earnings measure. See Note 14, “Segment Information,” to our consolidated financial statements for a reconciliation of NOI to our consolidated net income (loss) as defined by GAAP.
Comparison of the Three Months Ended March 31, 2026 and March 31, 2025
The following comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 59 properties containing an aggregate of approximately 11.2 million net rentable square feet that we owned and consolidated for the three-month periods ended March 31, 2026 and 2025. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2025 and owned and consolidated through March 31, 2026, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended March 31, 2026 and 2025;
(c)“Recently Completed/Acquired Properties,” which represents two properties (250 King of Prussia Road and 3025 JFK - office) placed into service or acquired on or subsequent to January 1, 2025;
(d)“Development/Redevelopment Properties,” which represents three properties (300 Delaware Avenue, 165 King of Prussia Road and 3151 Market Street) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q1 2025 through Q1 2026 Dispositions,” which represents properties disposed of from January 1, 2025 through March 31, 2026.

Comparison of the three months ended March 31, 2026 to the three months ended March 31, 2025

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	2026	2025	$ Change	% Change
Revenue:
Rents	$108.2	$105.3	$2.9	2.8%	$6.0	$2.3	$0.9	$1.0	$5.6	$5.8	$120.7	$114.4	$6.3	5.5%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.7	5.8	4.7	5.8	(1.1)	(19.0)%
Other	0.2	0.2	—	—%	—	—	—	—	1.4	1.1	1.6	1.3	0.3	23.1%
Total revenue	108.4	105.5	2.9	2.7%	6.0	2.3	0.9	1.0	11.7	12.7	127.0	121.5	5.5	4.5%
Property operating expenses	31.0	28.5	2.5	8.8%	1.4	0.6	1.1	0.6	5.1	3.8	38.6	33.5	5.1	15.2%
Real estate taxes	10.4	10.1	0.3	3.0%	0.2	0.1	0.3	0.2	0.4	1.0	11.3	11.4	(0.1)	(0.9)%
Third party management expenses	—	—	—	—%	—	—	—	—	2.2	2.6	2.2	2.6	(0.4)	(15.4)%
Net operating income	67.0	66.9	0.1	0.1%	4.4	1.6	(0.5)	0.2	4.0	5.3	74.9	74.0	0.9	1.2%
Depreciation and amortization	36.2	35.4	0.8	2.3%	3.0	1.6	1.7	0.3	8.3	7.1	49.2	44.4	4.8	10.8%
General & administrative expenses	—	—	—	—%	—	—	—	—	12.3	17.5	12.3	17.5	(5.2)	(29.7)%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	11.9	—	11.9	—	11.9	—%
Net gain on disposition of real estate											—	(3.1)	3.1	(100.0)%
Operating income (loss)	$30.8	$31.5	$(0.7)	(2.2)%	$1.4	$—	$(2.2)	$(0.1)	$(28.5)	$(19.3)	$1.5	$15.2	$(13.7)	(90.1)%
Number of properties	59	59			2		3				64
Square feet	11.2	11.2			0.4		0.7				12.3
Same Store Occupancy % (b)
Other Income (Expense):
Interest and investment income											0.7	1.2	(0.5)	(41.7)%
Interest expense											(40.9)	(31.9)	(9.0)	28.2%
Interest expense — Deferred financing costs											(1.4)	(1.2)	(0.2)	16.7%
Equity in loss of unconsolidated real estate ventures											(8.7)	(10.5)	1.8	(17.1)%
Net gain on real estate venture transactions											—	0.1	(0.1)	(100.0)%
Net loss											$(48.8)	$(27.1)	$(21.7)	80.1%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.28)	$(0.16)	$(0.12)	75.0%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale, the parking operations of predevelopment projects, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B.Labs incubator, remediation costs of insured events..
(b)Pertains to Same Store Properties.
(c)Held for use impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).

Rents
Rents increased primarily as a result of the following:
•$6.4 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$0.9 million increase related to our Recently Completed/Acquired Properties, which are comprised of 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA; and
•Partially offset by $2.2 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025 and the sale of Quarry Lake II, Austin, TX in the third quarter of 2025.
General & administrative expenses
General & administrative expenses decreased due to lower stock compensation expenses recognized in the first quarter of 2026 compared to 2025.
Property Operating Expense
Property Operating Expense increased primarily as a result of the following:
•$2.0 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$2.5 million increase due to higher utilities cost and operating cost in the first quarter of 2026 compared to 2025; and
•Partially offset by $0.7 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025 and the sale of Quarry Lake II, Austin, TX in the third quarter of 2025.
Depreciation and Amortization
Depreciation and Amortization expense increased primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025 partially offset by a decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025 and the sale of Quarry Lake II, Austin, TX in the third quarter of 2025.
Provision for Impairment
During the first quarter of 2026, we recognized a provision for impairment of $11.9 million on three properties, two of which are located in the Other segment and one of which is in the Pennsylvania Suburbs segment. There were no impairments recognized in the first quarter of 2025.
Interest Expense
Interest expense increased by approximately $9.0 million for the quarter ended March 31, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the quarter ended March 31, 2026 compared to March 31, 2025 (in thousands)
Increases to interest expense due to:
An additional $150 million aggregate principal amount of 8.875% Guaranteed Notes due 2029	$2,741
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	4,594
$50.5 million Commercial Property Assessed Clean Energy (“C-PACE”)	1,087
$178 million Construction Loan acquired through 3025 JFK consolidation	3,235
Decrease in capitalized interest on 3151 Market Street Venture	2,807
Total increases to interest expense	14,464
Decreases to interest expense due to:
Repayment of $50 million Construction Loan due 2026	(637)
Repayment of the $245 million Secured Term Loan due 2028	(3,598)
Repayment of the $70 million One-Year Term Loan due 2025	(728)
Other interest expense	(457)
Total decreases to interest expense	(5,420)
Total change in interest expense	$9,044

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

As of March 31, 2026, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
As summarized above, we believe that our liquidity needs will be satisfied through available cash balances and cash flows from operations, financing activities and real estate sales. Rental revenue and other income from operations are our principal sources of cash to pay operating expenses, debt service, recurring capital expenditures and the minimum distributions required to maintain our REIT qualification. We seek to increase cash flows from our properties by maintaining quality standards for our properties that promote high occupancy rates and permit increases in rental rates while reducing tenant turnover and controlling operating expenses. Our revenue also includes third-party fees generated by our property management, leasing, development/redevelopment and construction businesses. We believe that our revenue, together with proceeds from property sales and debt financings, will continue to provide funds for our short-term liquidity needs. However, material changes in our operating or financing activities may adversely affect our net cash flows. With uncertain economic conditions, vacancy rates may increase, effective rental rates on new and renewed leases may decrease and tenant installation costs, including concessions, may increase in most or all of our markets during the remainder of 2026 and possibly beyond. As a result, our revenues and cash flows could be insufficient to cover operating expenses, including increased tenant installation costs, pay debt service or make distributions to shareholders over the short-term. If this situation were to occur, we expect that we would finance cash deficits through borrowings under our Unsecured Credit Facility and other sources of debt and equity financings. In addition, a material adverse change in cash provided by operations could adversely affect our compliance with financial performance covenants under our Unsecured Credit Facility, including unsecured term loans and unsecured notes.
Our outstanding 7.55% Guaranteed Notes due 2028 (the “2028 Notes”) include an interest rate adjustment provision whereby the interest rate payable on the 2028 Notes is subject to a 25 basis point adjustment if either Moody's Investors Services Inc, and its successors ("Moody's"), or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 7.80% in September 2023. In January 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2026, S&P downgraded the Company senior unsecured credit rating from BB+ to BB-. As a result of the downgrade, the interest rate on the 2028 Notes increased 50 basis points to 8.80%, effective September 2026.
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
As of March 31, 2026 we were in compliance with all of our debt covenants and requirement obligations.
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
As of the date of this Form 10-Q, our senior unsecured credit ratings and outlook were as follows:

	Moody's	S&P
Long-term debt	Ba2	BB-
Outlook	Stable	Negative
If our credit ratings are lowered further, our ability to access the public debt markets, our costs of funds, and other terms for new debt issuances could be adversely impacted. Each of the credit ratings agencies reviews its ratings periodically and there is no guarantee our current credit ratings will remain the same.
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of March 31, 2026, amounted to $2,393.6 million. The Operating Partnership’s secured debt obligations as of March 31, 2026, amounted to $235.3 million.
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
Liquidity
As of March 31, 2026, we had $36.2 million of cash and cash equivalents and $535 million of available borrowings under our Unsecured Credit Facility, net of $46.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2026 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of March 31, 2026 and December 31, 2025, we maintained cash and cash equivalents and restricted cash of $66.3 million and $62.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Three Months Ended March 31,
Activity	2026	2025	Variance
Operating	$10,208	$6,315	$3,893
Investing	(54,201)	(44,628)	(9,573)
Financing	47,987	(26,391)	74,378
Net cash flows	$3,994	$(64,704)	$68,698
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, the change in investing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Capital expenditures and capitalized interest	11
Capital improvements/acquisition deposits/leasing costs	(1,293)
Unconsolidated real estate venture investments	(8,249)
Capital distributions from unconsolidated real estate ventures	(42)
Increase in net cash used in investing activities	$(9,573)
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the three months ended March 31, 2026, when compared to the three months ended March 31, 2025, the change in financing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Proceeds from debt obligations	$(6,639)
Repayments of debt obligations	71,000
Repurchase and retirement of common shares	(2,163)
Dividends and distributions paid	12,101
Debt financing costs paid	(250)
Other financing activities	329
Increase in net cash provided by financing activities	$74,378

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
	(dollars in thousands)
Balance: (a)
Fixed rate (b) (c)	$2,385,934	$2,385,934
Variable rate (d)	243,014	178,014
Total	$2,628,948	$2,563,948
Percent of Total Debt:
Fixed rate	90.8%	93.1%
Variable rate - unhedged	9.2%	6.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.3%	6.3%
Variable rate - unhedged	6.2%	6.6%
Total	6.3%	6.3%
Weighted-average maturity in years:
Fixed rate	3.6	3.8
Variable rate - unhedged	0.6	0.6
Total	3.3	3.6
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At March 31, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
(d)The Company consolidated the $178 million construction loan as a result of the recapitalization of 3025 JFK joint venture during the fourth quarter of 2025. The construction loan has a stated interest rate of SOFR + 3.6%. On July 22, 2025, the Company entered into an interest rate cap agreement of 3% on the loan. With the interest rate cap in-place, the maximum interest rate due is 6.60%.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of March 31, 2026, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2026 (nine months remaining)	$178,014	6.6%
2027	765,000	4.6%
2028	350,000	8.5%
2029	900,000	6.9%
2030	—	6.9%
Thereafter	435,934	6.1%
Totals	$2,628,948	6.3%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of March 31, 2026.
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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our dividends declared for the first quarter of 2026.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of March 31, 2026, approximately 97% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contained annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced increased inflation, resulting in our Same Store Property Portfolio operating margins decreasing to 61.8% for the three months ended March 31, 2026 from 63.2% for the three months ended March 31, 2025, respectively. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 54.0% and 53.9% for the three months ended March 31, 2026 and 2025, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 15, “Commitments and Contingencies,” to our Consolidated Financial Statement for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our contractual obligations.
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

The following table presents a reconciliation of net loss attributable to common unitholders to FFO for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(49,055)	$(27,485)
Add (deduct):
Amount allocated to unvested restricted unitholders	318	429
Net loss on real estate venture transactions	243	106
Net gain on disposition of real estate	—	(3,059)
Provision for impairment	11,909	—
Depreciation and amortization:
Real property	42,654	38,729
Leasing costs including acquired intangibles	5,704	4,815
Company’s share of unconsolidated real estate ventures	8,733	11,436
Partners’ share of consolidated real estate ventures	(97)	(3)
Funds from operations	$20,409	$24,968
Funds from operations allocable to unvested restricted shareholders	(386)	(305)
Funds from operations available to common share and unit holders (FFO)	$20,023	$24,663
Weighted-average shares/units outstanding — basic (a)	174,272,331	173,431,077
Weighted-average shares/units outstanding — fully diluted (a)	180,721,719	178,473,873
(a)Includes common shares and partnership units outstanding through the three months ended March 31, 2026 and 2025, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of March 31, 2026, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $2,000.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding balance of $65.0 million , (iv) a secured C-PACE loan for the property at 3151 Market with an outstanding principal balance of $57.3 million that has a fixed interest rate, (v) a construction loan for the property at 3025 JFK with an outstanding balance of $178.0 million that has an interest rate cap and (vi) one unsecured term loan of $250.0 million. The $250.0 million unsecured term loan has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $6.6 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $8.0 million.

As of March 31, 2026, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,911.8 million. For sensitivity purposes, a 100-basis point change in the third-party pricing equates to a change in the total fair value of our debt of approximately $20.0 million at March 31, 2026.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $571.6 million as of March 31, 2026. The total fair value of our variable rate debt was approximately $560.5 million at March 31, 2026. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $8.6 million at March 31, 2026. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $9.1 million at March 31, 2026.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of March 31, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and other conditions. During the fiscal quarter ended March 31, 2026, we repurchased 700,000 common shares at an average price of $3.10 per share for a total of approximately $2.2 million. As of March 31, 2026, $80.7 million remained available for repurchases under our share repurchase program. For each common share repurchased, one of our units in the Operating Partnership was redeemed. Repurchases of common shares were financed with general corporate funds, including borrowings under our unsecured Credit Facility.
A summary of our repurchases of common shares for the three month period ended March 31, 2026 is as follows:

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs[1]
January 1, 2026 - January 31, 2026	700,000	$3.10	700,000	$80.7	million
February 1, 2026 - February 28, 2026	—	—	—	$80.7	million
March 1, 2026 - March 31, 2026	—	—	—	$80.7	million
Totals	700,000	$3.10	700,000
1 The number shown represents, as of the end of each period, the approximate dollar value of common shares that may yet be purchased under the share repurchase program, which was authorized by our Board of Trustee on January 3, 2019 and authorizes the repurchase of up to $150.0 million of our outstanding common shares. The shares may be purchased, from time-to-time, depending on a variety of factors.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.2	Form of 2026 Performance-Based Restricted Stock Unit Award Agreement (filed herewith).
	10.3	Form of 2026 Restricted Stock Unit Award Agreement (with outperformance feature) (filed herewith).
10.4
Letter Agreement, dated March 10, 2026, by and between George D. Johnstone and Brandywine Realty Trust (previously filed as an Exhibit to the Company’s Form 8-K/A filed on March 13, 2026 and incorporated herein by reference).

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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	May 1, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	May 1, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 1, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)