Form 10-Q
period 2026-06-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2026-07-28
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
A total of 174,576,897 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of July 22, 2026.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, and “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2026, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,527,129	$3,753,780
Accumulated depreciation	(1,241,465)	(1,259,090)
Prepaid ground leases, net	34,156	51,399
Right of use asset - operating leases, net	12,266	17,806
Operating real estate investments, net	2,332,086	2,563,895
Construction-in-progress	85,569	118,543
Land held for development	75,134	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,520,551	2,780,605
Cash and cash equivalents	37,870	32,284
Restricted cash and escrows	830	30,018
Accounts receivable	19,916	22,154
Assets held for sale, net	232,921	—
Accrued rent receivable, net of allowance of $369 and $424 as of June 30, 2026 and December 31, 2025, respectively	169,267	182,651
Investment in unconsolidated real estate ventures	336,851	314,326
Deferred costs, net	69,222	79,549
Intangible assets, net	13,832	22,426
Other assets	134,707	122,227
Total assets	$3,535,967	$3,586,240
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loans, net	$144,260	$234,079
Unsecured credit facility	149,000	—
Unsecured term loans, net	249,593	249,389
Unsecured senior notes, net	2,074,153	2,073,394
Accounts payable and accrued expenses	136,663	143,826
Distributions payable	14,203	14,108
Deferred income, gains and rent	21,845	22,569
Intangible liabilities, net	12,355	12,713
Liabilities related to assets held for sale, net	6,775	—
Lease liability - operating leases	17,031	23,720
Other liabilities	14,189	14,588
Total liabilities	$2,840,067	$2,788,386
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 174,611,856 and 173,699,039 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,740	1,733
Additional paid-in-capital	3,204,718	3,199,838
Deferred compensation payable in common shares	25,467	23,069
Common shares in grantor trust, 2,376,607 and 1,583,000 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	(25,467)	(23,069)
Cumulative earnings	525,251	605,252
Accumulated other comprehensive income (loss)	573	(1,437)
Cumulative distributions	(3,041,100)	(3,012,654)
Total Brandywine Realty Trust's equity	691,182	792,732
Noncontrolling interests	4,718	5,122
Total beneficiaries' equity	$695,900	$797,854
Total liabilities and beneficiaries' equity	$3,535,967	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Rents	$122,698	$114,196	$243,355	$228,624
Third party management fees, labor reimbursement and leasing	4,063	4,873	8,788	10,702
Other	2,159	1,502	3,781	2,761
Total revenue	128,920	120,571	255,924	242,087
Operating expenses
Property operating expenses	38,568	31,365	77,094	64,891
Real estate taxes	11,681	11,507	23,006	22,939
Third party management expenses	2,265	2,484	4,433	5,117
Depreciation and amortization	47,749	43,762	96,980	88,115
General and administrative expenses	9,263	9,325	21,598	26,795
Provision for impairment	—	63,369	11,909	63,369
Total operating expenses	109,526	161,812	235,020	271,226
Gain (loss) on sale of real estate
Net gain (loss) on disposition of real estate	63	(86)	63	2,973
Total gain (loss) on sale of real estate	63	(86)	63	2,973
Operating income (loss)	19,457	(41,327)	20,967	(26,166)
Other income (expense):
Interest and investment income	1,068	850	1,734	2,036
Interest expense	(41,931)	(32,345)	(82,820)	(64,190)
Interest expense - amortization of deferred financing costs	(1,345)	(1,197)	(2,732)	(2,427)
Equity in loss of unconsolidated real estate ventures	(8,738)	(14,832)	(17,440)	(25,343)
Net gain on real estate venture transactions	—	—	—	183
Loss on early extinguishment of debt	(24)	—	(24)	—
Net loss before income taxes	(31,513)	(88,851)	(80,315)	(115,907)
Income tax provision	(22)	(85)	(24)	(85)
Net loss	(31,535)	(88,936)	(80,339)	(115,992)
Net loss attributable to noncontrolling interests	125	267	338	348
Net loss attributable to Brandywine Realty Trust	(31,410)	(88,669)	(80,001)	(115,644)
Nonforfeitable dividends allocated to unvested restricted shareholders	(248)	(322)	(566)	(751)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(31,658)	$(88,991)	$(80,567)	$(116,395)

Basic loss per Common Share	$(0.18)	$(0.51)	$(0.46)	$(0.67)

Diluted loss per Common Share	$(0.18)	$(0.51)	$(0.46)	$(0.67)

Basic weighted average shares outstanding	174,384,600	173,532,583	174,072,403	173,225,737
Diluted weighted average shares outstanding	174,384,600	173,532,583	174,072,403	173,225,737

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(31,535)	$(88,936)	$(80,339)	$(115,992)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	449	(1,099)	2,016	(3,651)
Total comprehensive income (loss)	449	(1,099)	2,016	(3,651)
Comprehensive loss	(31,086)	(90,035)	(78,323)	(119,643)
Comprehensive loss attributable to noncontrolling interest	123	271	332	360
Comprehensive loss attributable to Brandywine Realty Trust	$(30,963)	$(89,764)	$(77,991)	$(119,283)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2025	173,699,039	1,583,000	$1,733	$3,199,838	$23,069	$(23,069)	$605,252	$(1,437)	$(3,012,654)	$5,122	$797,854
Net loss							(48,591)			(213)	(48,804)
Other comprehensive income								1,563		4	1,567
Repurchase and retirement of Common Shares of Beneficial Interest	(700,000)		(7)	(2,163)							(2,170)
Share-based compensation activity	724,931	400,441	4	5,396	640	(640)					5,400
Share Issuance from/(to) Deferred Compensation Plan	(12,125)	(36,091)	3	(402)	573	(573)					(399)
Reallocation of Noncontrolling interest				(7)						7	—
Distributions declared $0.08 per share)									(14,215)	(41)	(14,256)
BALANCE, March 31, 2026	173,711,845	1,947,350	$1,733	$3,202,662	$24,282	$(24,282)	$556,661	$126	$(3,026,869)	$4,879	$739,192
Net loss							(31,410)			(125)	(31,535)
Other comprehensive income								447		2	449
Share-based compensation activity	900,011	429,257	7	2,060	1,185	(1,185)					2,067
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared $0.08 per share)									(14,216)	(42)	(14,258)
Distributions to Noncontrolling interest holders									(15)		(15)
BALANCE, June 30, 2026	174,611,856	2,376,607	$1,740	$3,204,718	$25,467	$(25,467)	$525,251	$573	$(3,041,100)	$4,718	$695,900
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENT OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2024	172,665,995	1,221,333	$1,724	$3,182,621	$20,456	$(20,456)	$783,499	$2,521	$(2,931,730)	$5,952	$1,044,587
Net loss							(26,975)			(81)	(27,056)
Other comprehensive loss								(2,544)		(8)	(2,552)
Share-based compensation activity	439,776	258,549	4	11,294	1,199	(1,199)					11,298
Share Issuance from/(to) Deferred Compensation Plan	(54,808)	(138,310)		(406)	220	(220)					(406)
Reallocation of Noncontrolling interest				(24)						24	—
Distributions declared ($0.15 per share)									(26,398)	(77)	(26,475)
BALANCE, March 31, 2025	173,050,963	1,341,572	$1,728	$3,193,485	$21,875	$(21,875)	$756,524	$(23)	$(2,958,128)	$5,810	$999,396
Net loss							(88,669)			(267)	(88,936)
Other comprehensive loss								(1,095)		(4)	(1,099)
Share-based compensation activity	726,852	320,204	5	2,375	1,194	(1,194)					2,380
Share Issuance from/(to) Deferred Compensation Plan	(75,638)	(75,638)		(42)							(42)
Reallocation of Noncontrolling interest				(5)						5	—
Distributions declared ($0.15 per share)									(26,380)	(77)	(26,457)
BALANCE, June 30, 2025	173,702,177	1,586,138	$1,733	$3,195,813	$23,069	$(23,069)	$667,855	$(1,118)	$(2,984,508)	$5,467	$885,242

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(80,339)	$(115,992)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	96,980	88,115
Amortization of deferred financing costs	2,732	2,427
Amortization of debt discount/(premium), net	(935)	240
Amortization of stock compensation costs	5,959	13,912
Straight-line rent income	(2,736)	(1,465)
Amortization of acquired above (below) market leases, net	(329)	(404)
Ground rent expense	625	387
Total gain on sale of real estate	(63)	—
Provision for impairment	11,909	63,369
Loss from unconsolidated real estate ventures, including income distributions	17,440	25,344
Income tax provision	24	85
Changes in assets and liabilities:
Accounts receivable	2,432	(3,289)
Other assets	(4,725)	(1,059)
Accounts payable and accrued expenses	(3,811)	(10,580)
Deferred income, gains and rent	(617)	(18,182)
Other liabilities	1,275	(2,204)
Net cash provided by operating activities	45,821	40,704
Cash flows from investing activities:
Acquisition of real estate investments	(1,663)	—
Proceeds from the sale of properties	15,525	17,260
Capital expenditures for tenant improvements	(33,162)	(39,524)
Capital expenditures for redevelopments	(1,872)	(4,766)
Capital expenditures for developments	(26,632)	(17,656)
Advances for the purchase of tenant assets, net of repayments	(194)	(247)
Investment in unconsolidated real estate ventures	(45,997)	(7,248)
Capital distributions from unconsolidated real estate ventures	6,031	2,422
Leasing costs paid	(9,886)	(6,726)
Net cash used in investing activities	(97,850)	(56,485)
Cash flows from financing activities:
Proceeds from credit facility borrowings	295,000	110,000
Repayments of credit facility borrowings	(146,000)	(110,000)
Proceeds from unsecured notes	—	159,000
Repayments of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	10,636
Repayments of construction loan	(179,847)	—
Proceeds from secured term loan	90,000	—
Debt financing costs paid	(625)	(2,141)
Shares used for employee taxes upon vesting of share awards	470	(1,404)
Repurchase and retirement of common shares	(2,163)	—
Distributions paid to shareholders	(28,284)	(52,574)
Distributions to noncontrolling interest	(124)	(154)
Net cash provided by financing activities	28,427	43,363
Increase/(Decrease) in cash and cash equivalents and restricted cash	(23,602)	27,582
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$38,700	$123,759

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177
Cash and cash equivalents, end of period	$37,870	$122,645
Restricted cash, end of period	830	1,114
Cash and cash equivalents and restricted cash, end of period	$38,700	$123,759

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2026 and 2025 of $1,625 and $6,342, respectively	$81,874	$58,031
Cash paid for income taxes	24	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,203	26,457
Change in capital expenditures financed through accounts payable at period end	(5,230)	(10,714)
Change in capital expenditures financed through retention payable at period end	1,176	426
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	June 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,527,129	$3,753,780
Accumulated depreciation	(1,241,465)	(1,259,090)
Prepaid ground leases, net	34,156	51,399
Right of use asset - operating leases, net	12,266	17,806
Operating real estate investments, net	2,332,086	2,563,895
Construction-in-progress	85,569	118,543
Land held for development	75,134	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,520,551	2,780,605
Cash and cash equivalents	37,870	32,284
Restricted cash and escrows	830	30,018
Accounts receivable	19,916	22,154
Assets held for sale, net	232,921	—
Accrued rent receivable, net of allowance of $369 and $424 as of June 30, 2026 and December 31, 2025, respectively	169,267	182,651
Investment in unconsolidated real estate ventures	336,851	314,326
Deferred costs, net	69,222	79,549
Intangible assets, net	13,832	22,426
Other assets	134,707	122,227
Total assets	$3,535,967	$3,586,240
LIABILITIES AND PARTNERS' EQUITY
Secured term loans, net	$144,260	$234,079
Unsecured credit facility	149,000	—
Unsecured term loans, net	249,593	249,389
Unsecured senior notes, net	2,074,153	2,073,394
Accounts payable and accrued expenses	136,663	143,826
Distributions payable	14,203	14,108
Deferred income, gains and rent	21,845	22,569
Intangible liabilities, net	12,355	12,713
Liabilities related to assets held for sale, net	6,775	—
Lease liability - operating leases	17,031	23,720
Other liabilities	14,189	14,588
Total liabilities	$2,840,067	$2,788,386
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	1,646	1,501
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 174,611,856 and 173,699,039 units issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	691,384	795,402
Accumulated other comprehensive income (loss)	235	(1,781)
Total Brandywine Operating Partnership, L.P.'s equity	691,619	793,621
Noncontrolling interest - consolidated real estate ventures	2,635	2,732
Total partners' equity	$694,254	$796,353
Total liabilities and partners' equity	$3,535,967	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Rents	$122,698	$114,196	$243,355	$228,624
Third party management fees, labor reimbursement and leasing	4,063	4,873	8,788	10,702
Other	2,159	1,502	3,781	2,761
Total revenue	128,920	120,571	255,924	242,087
Operating expenses
Property operating expenses	38,568	31,365	77,094	64,891
Real estate taxes	11,681	11,507	23,006	22,939
Third party management expenses	2,265	2,484	4,433	5,117
Depreciation and amortization	47,749	43,762	96,980	88,115
General and administrative expenses	9,263	9,325	21,598	26,795
Provision for impairment	—	63,369	11,909	63,369
Total operating expenses	109,526	161,812	235,020	271,226
Gain (loss) on sale of real estate
Net gain (loss) on disposition of real estate	63	(86)	63	2,973
Total gain (loss) on sale of real estate	63	(86)	63	2,973
Operating income (loss)	19,457	(41,327)	20,967	(26,166)
Other income (expense):
Interest and investment income	1,068	850	1,734	2,036
Interest expense	(41,931)	(32,345)	(82,820)	(64,190)
Interest expense - amortization of deferred financing costs	(1,345)	(1,197)	(2,732)	(2,427)
Equity in loss of unconsolidated real estate ventures	(8,738)	(14,832)	(17,440)	(25,343)
Net gain on real estate venture transactions	—	—	—	183
Loss on early extinguishment of debt	(24)	—	(24)	—
Net loss before income taxes	(31,513)	(88,851)	(80,315)	(115,907)
Income tax provision	(22)	(85)	(24)	(85)
Net loss	(31,535)	(88,936)	(80,339)	(115,992)
Net loss attributable to noncontrolling interests - consolidated real estate ventures	30	—	97	—
Net loss attributable to Brandywine Operating Partnership, L.P.	(31,505)	(88,936)	(80,242)	(115,992)
Nonforfeitable dividends allocated to unvested restricted unitholders	(248)	(322)	(566)	(751)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(31,753)	$(89,258)	$(80,808)	$(116,743)

Basic loss per Common Partnership Unit	$(0.18)	$(0.51)	$(0.46)	$(0.67)

Diluted loss per Common Partnership Unit	$(0.18)	$(0.51)	$(0.46)	$(0.67)

Basic weighted average common partnership units outstanding	174,900,195	174,048,178	174,587,997	173,741,332
Diluted weighted average common partnership units outstanding	174,900,195	174,048,178	174,587,997	173,741,332
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(31,535)	$(88,936)	$(80,339)	$(115,992)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	449	(1,099)	2,016	(3,651)
Total comprehensive income (loss)	449	(1,099)	2,016	(3,651)
Comprehensive loss	(31,086)	(90,035)	(78,323)	(119,643)
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	30	—	97	—
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(31,056)	$(90,035)	$(78,226)	$(119,643)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2025	173,699,039	$795,402	$(1,781)	$2,732	$796,353
Net loss		(48,737)		(67)	(48,804)
Other comprehensive income			1,567		1,567
Deferred compensation obligation	(12,125)	(402)			(402)
Repurchase and retirement of LP units	(700,000)	(2,170)			(2,170)
Share-based compensation activity	724,931	5,400			5,400
Adjustment of redeemable partnership units to liquidation value at period end		117			117
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,215)			(14,215)
BALANCE, March 31, 2026	173,711,845	$735,395	$(214)	$2,665	$737,846
Net loss		(31,505)		(30)	(31,535)
Other comprehensive income			449		449
Share-based compensation activity	900,011	2,067			2,067
Adjustment of redeemable partnership units to liquidation value at period end		(342)			(342)
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,216)			(14,216)
Distributions to Noncontrolling interest holder		(15)			(15)
BALANCE, June 30, 2026	174,611,856	$691,384	$235	$2,635	$694,254
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(27,056)			(27,056)
Other comprehensive loss			(2,552)		(2,552)
Deferred compensation obligation	(54,808)	(406)			(406)
Share-based compensation activity	439,776	11,298			11,298
Adjustment of redeemable partnership units to liquidation value at period end		476			476
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,398)			(26,398)
BALANCE, March 31, 2025	173,050,963	$994,626	$(362)	$2,815	$997,079
Net loss		(88,936)			(88,936)
Other comprehensive loss			(1,099)		(1,099)
Deferred compensation obligation	(75,638)	(42)			(42)
Share-based compensation activity	726,852	2,379			2,379
Adjustment of redeemable partnership units to liquidation value at period end		53			53
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,380)			(26,380)
BALANCE, June 30, 2025	173,702,177	881,700	(1,461)	2,815	883,054

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(80,339)	$(115,992)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	96,980	88,115
Amortization of deferred financing costs	2,732	2,427
Amortization of debt discount/(premium), net	(935)	240
Amortization of stock compensation costs	5,959	13,912
Straight-line rent income	(2,736)	(1,465)
Amortization of acquired above (below) market leases, net	(329)	(404)
Ground rent expense	625	387
Total gain on sale of real estate	(63)	—
Provision for impairment	11,909	63,369
Loss from unconsolidated real estate ventures, including income distributions	17,440	25,344
Income tax provision	24	85
Changes in assets and liabilities:
Accounts receivable	2,432	(3,289)
Other assets	(4,725)	(1,059)
Accounts payable and accrued expenses	(3,811)	(10,580)
Deferred income, gains and rent	(617)	(18,182)
Other liabilities	1,275	(2,204)
Net cash provided by operating activities	45,821	40,704
Cash flows from investing activities:
Acquisition of real estate investments	(1,663)	—
Proceeds from the sale of properties	15,525	17,260
Capital expenditures for tenant improvements	(33,162)	(39,524)
Capital expenditures for redevelopments	(1,872)	(4,766)
Capital expenditures for developments	(26,632)	(17,656)
Advances for the purchase of tenant assets, net of repayments	(194)	(247)
Investment in unconsolidated real estate ventures	(45,997)	(7,248)
Capital distributions from unconsolidated real estate ventures	6,031	2,422
Leasing costs paid	(9,886)	(6,726)
Net cash used in investing activities	(97,850)	(56,485)
Cash flows from financing activities:
Proceeds from credit facility borrowings	295,000	110,000
Repayments of credit facility borrowings	(146,000)	(110,000)
Proceeds from unsecured notes	—	159,000
Repayment of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	10,636
Repayments of construction loan	(179,847)	—
Proceeds from secured term loan	90,000	—
Debt financing costs paid	(625)	(2,141)
Shares used for employee taxes upon vesting of share awards	470	(1,404)
Repurchase and retirement of common units	(2,163)	—
Distributions paid to preferred and common partnership units	(28,408)	(52,728)
Net cash provided by financing activities	28,427	43,363
Increase/(Decrease) in cash and cash equivalents and restricted cash	(23,602)	27,582
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$38,700	$123,759

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177

Cash and cash equivalents, end of period	$37,870	$122,645
Restricted cash, end of period	830	1,114
Cash and cash equivalents and restricted cash, end of period	$38,700	$123,759

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the six months ended June 30, 2026 and 2025 of $1,625 and $6,342, respectively	$81,874	$58,031
Cash paid for income taxes	24	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	14,203	26,457
Change in capital expenditures financed through accounts payable at period end	(5,230)	(10,714)
Change in capital expenditures financed through retention payable at period end	1,176	426
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2026, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of June 30, 2026, the Company owned and consolidated 59 properties that contained an aggregate of approximately 11.5 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes Properties under development or redevelopment, recently completed - not stabilized Properties, and Properties held for sale. The Properties were comprised of the following as of June 30, 2026:

	Number of Properties	Rentable Square Feet
Office Properties	52	9,652,038
Mixed-use Properties	5	1,133,450
Core Properties	57	10,785,488
Development/redevelopment Properties	2	721,035
The Properties	59	11,506,523

In addition to the Properties, as of June 30, 2026, the Company owned 106.5 acres of land held for development. The Company also held a leasehold interest in a 0.8 acre land parcel, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of June 30, 2026, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.6 million net rentable square feet.
As of June 30, 2026, the Company also owned economic interests in seven unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of June 30, 2026, the management company subsidiaries were managing properties containing an aggregate of approximately 18.9 million net rentable square feet, of which approximately 11.8 million net rentable square feet related to Properties owned by the Company, approximately 0.8 million net rentable square feet related to four held for sale properties and approximately 6.3 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 23, 2026.

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
3. REAL ESTATE INVESTMENTS
As of June 30, 2026 and December 31, 2025, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	June 30, 2026	December 31, 2025
Land	$344,482	$337,459
Building and improvements	2,728,274	2,925,483
Tenant improvements	454,373	490,838
Operating properties	$3,527,129	$3,753,780
Assets held for sale - real estate investments	232,921	—
Total	$3,760,050	$3,753,780

Purchase of Land
On June 23, 2026, the company purchased the fee title to the 3025 JFK site, located in Philadelphia, Pennsylvania, by buying out the ground lease for $1.7 million and reclassified our prepaid ground lease and intangible assets to operating properties on the consolidated balance sheets as a result of the purchase.
Dispositions
During the three months ended June 30, 2026, the Company sold a 116,174 square foot office property located in the Pennsylvania Suburbs segment to an unaffiliated third party for a sales price of $15.5 million. Upon the completion of the sale, the Company recognized a $0.1 million gain during the second quarter.
Held-for-use Impairment
For the quarter ended June 30, 2026, the Company did not recognize any impairment losses.
Held-for-sale
As of June 30, 2026, the Company was under an agreement to sell an office building and its above ground parking garage located in the Austin, Texas segment to an unaffiliated third party for $151.0 million and has classified the properties as held-for-sale on the consolidated balance sheet as of June 30, 2026. The properties were sold on July 9, 2026, and the Company will record a gain on sale of real estate in the third quarter of 2026.
As of June 30, 2026, the Company was under an agreement to sell an office building located in the Pennsylvania Suburbs segment to an unaffiliated third party for $41.5 million and has classified the property as held-for-sale on the consolidated balance sheet as of June 30, 2026. The property was sold on July 1, 2026 and the Company will record a gain on sale of real estate in the third quarter of 2026.
As of June 30, 2026, the Company was under an agreement to sell two office buildings and a parking garage located in the Other segment to an unaffiliated third party for $97.1 million and has classified the properties as held-for-sale on the consolidated balance sheet.
The following is a summary of the properties classified as held for sale as of June 30, 2026 (in thousands):

Held for Sale Property
June 30, 2026
ASSETS HELD FOR SALE
Real estate investments:
Operating properties	$267,195
Accumulated depreciation	(67,732)
Right of use asset - operating leases	5,243
Operating real estate investments, net	204,706
Construction-in-progress	69
Total real estate investments, net	204,775
Deferred costs, net	11,838
Accrued Rent Receivable	15,589
Other Assets	$719
Total assets held for sale, net	$232,921

LIABILITIES HELD FOR SALE
Lessee Lease Obligation	$6,775
Total liabilities held for sale	$6,775

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of June 30, 2026, the Company held ownership interests in seven unconsolidated real estate ventures, with a net aggregate investment balance of $336.9 million. As of June 30, 2026, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; one of the real estate ventures directly owned one property with 341 rentable residential units; and two of the real estate ventures owned 1.4 acres of land held for development.
The Company accounts for its interests in the unconsolidated real estate ventures, which ownership interests range, as of June 30, 2026, from 20% to 85%, using the equity method of accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $0.8 million and $1.2 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $0.5 million and $0.6 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 million and $2.1 million for the six months ended June 30, 2026 and 2025, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $0.8 million and $0.5 million as of June 30, 2026 and December 31, 2025, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Net property	$1,160,998	$1,164,117
Other assets	187,010	179,663
Other liabilities	80,414	85,524
Debt, net	570,199	583,062
Equity (a)	697,395	675,194
(a)This amount does not include the effect of the basis difference between the Company’s historical cost basis and the basis recorded at the real estate venture level, which is amortized over the life of the related assets and liabilities. Basis differentials occur from the impairment of investments, purchases of third-party interests in existing real estate ventures and upon the transfer of assets that were previously owned by the Company into a real estate venture. In addition, certain acquisition, transaction and other costs may not be reflected in the net assets at the real estate venture level.
The following is a summary of the results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$34,670	$38,731	$69,952	$81,282
Operating expenses	(16,433)	(16,295)	(32,362)	(32,957)
Interest expense, net	(11,420)	(14,787)	(22,880)	(29,695)
Depreciation and amortization	(14,866)	(15,003)	(30,748)	(32,270)
Gain on property disposition	—	(474)	1,053	(474)
Net loss	$(8,049)	$(7,828)	$(14,985)	$(14,114)
Company's share of net loss	$(8,781)	$(15,234)	$(17,591)	$(25,540)
Basis adjustments and other	43	402	151	197
Equity in loss of unconsolidated real estate ventures	$(8,738)	$(14,832)	$(17,440)	$(25,343)
One Uptown Ventures
On May 1, 2026, both One Uptown Ventures entered into extension options for their loans with the existing lender. The maturity of the One Uptown - Multi-family loan was extended until July 29, 2027, and the total maximum loan capacity was reduced from $85.0 million to $76.5 million. The maturity of the One Uptown Office loan was extended until July 29, 2028, and the total loan capacity was reduced from $121.7 million to $108.9 million.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Lease Revenue	2026	2025	2026	2025
Fixed contractual payments	$93,625	$87,636	$186,228	$175,050
Variable lease payments	26,243	23,584	51,351	47,834
Total	$119,868	$111,220	$237,579	$222,884
6. INTANGIBLE ASSETS AND LIABILITIES
As of June 30, 2026 and December 31, 2025, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	June 30, 2026
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,422	$(10,646)	$13,776
Tenant relationship value	110	(63)	47
Above market leases acquired	75	(66)	9
Total intangible assets, net	$24,607	$(10,775)	$13,832

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,978)	$12,355

	December 31, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,949	$(8,099)	$16,850
Tenant relationship value	110	(61)	49
Above market leases acquired	5,599	(72)	5,527
Total intangible assets, net	$30,658	$(8,232)	$22,426

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,620)	$12,713
As of June 30, 2026, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2026 (six months remaining)	$2,103	$358
2027	1,246	688
2028	929	603
2029	929	603
2030	929	603
Thereafter	7,696	9,500
Total	$13,832	$12,355

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025	Effective Interest Rate		Maturity Date
SECURED DEBT:
3025 JFK Construction Loan	$—	$178,014	SOFR + 3.60%	(b)	July 2026
Avira Secured Term Loan (g)	90,000	—	SOFR + 1.85%	(g)	June 2033
3151 Market C-PACE Loan (a)	57,324	57,324	7.31%		March 2054
Principal balance outstanding	147,324	235,338
Less: deferred financing costs	(3,064)	(1,259)
Total Secured indebtedness	$144,260	$234,079

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$149,000	$—	SOFR + 1.50%	(c)	June 2027
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(c)(d)	June 2027
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 8.30% Guaranteed Notes due 2028	350,000	350,000	8.48%	(e)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.88% Guaranteed Notes due 2029	550,000	550,000	8.52%		April 2029
$300.0M 6.13% Guaranteed Notes due 2031	300,000	300,000	6.13%		January 2031
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(f)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51%	(f)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(f)	July 2035
Principal balance outstanding	2,477,610	2,328,610
Plus: original issue premium (discount), net	$6,825	$7,760
Less: deferred financing costs	(11,689)	(13,587)
Total unsecured indebtedness	$2,472,746	$2,322,783
Total Debt Obligations	$2,617,006	$2,556,862

(a)In December 2025, we closed on a $50.5 million Commercial Property Assessed Clean Energy ("C-PACE") financing for the development project at 3151 Market Street, which includes $30.0 million in additional future funding for new leasing. The loan bears interest at 7.31%, has an initial maturity date of March 31, 2054 and includes $3.3 million of prepaid interest. The prepaid interest is included within other assets in the Consolidated Balance Sheet.
(b)The interest rate is capped at 6.60% through the maturity of the loan. On June 23, 2026, the Company retired the $178 million construction loan.
(c)Spread includes a 10 basis point daily secured overnight financing rate (" SOFR") adjustment. The Unsecured Credit Facility has an original maturity date of June 30, 2026, subject to two six-month extensions. The $250.0 million unsecured term loan has a scheduled maturity date of June 30, 2027.
(d)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At June 30, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
(g)On June 24, 2026, the Company closed on a $90 million secured term loan at Avira, the residential component of 3025 JFK, located in Philadelphia, Pennsylvania. The loan has a stated interest rate of SOFR + 1.85% and an initial maturity date of June 2033. Effective June 24, 2026, the loan was swapped to a fixed rate at 5.81% through the maturity date.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the six months ended June 30, 2026, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.15%, resulting in $1.9 million of interest expense for such period.
On May 28, 2026, the Company exercised its first six-month extension right on the existing Unsecured Credit Facility, extending the maturity date to December 30, 2026. The Company has one additional six-month extension right to extend the maturity date to June 30, 2027.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
On September 26, 2025, the Company and the Operating Partnership amended its Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status.
The Company was in compliance with all financial covenants as of June 30, 2026. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of June 30, 2026, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2026 (six months remaining)	$—
2027	849,000
2028	350,000
2029	900,000
2030	—
Thereafter	525,934
Total principal payments	2,624,934
Net unamortized premiums/(discounts)	6,825
Net deferred financing costs	(14,753)
Outstanding indebtedness	$2,617,006
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of June 30, 2026 and December 31, 2025, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at June 30, 2026 and December 31, 2025 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,995,543	$1,996,930	$1,994,784	$2,027,570
Variable rate debt	564,138	554,384	506,014	501,541
Fixed rate debt	57,324	57,065	56,066	58,935
(a)Net of deferred financing costs of $11.3 million and $13.0 million for unsecured notes payable, $0.4 million and $0.6 million for variable rate debt and $3.1 million and $1.3 million for secured fixed rate debt as of June 30, 2026 and December 31, 2025.
The Company used quoted market prices as of June 30, 2026 and December 31, 2025 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of June 30, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since June 30, 2026. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2026 and December 31, 2025. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (dollar amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				6/30/2026	12/31/2025				6/30/2026	12/31/2025
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.713%	November 23, 2022	June 30, 2027	$520	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	28	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	42	—
Cap	Interest Rate	Cash Flow		$178,014	$178,014	3.000%	July 22, 2025	July 22, 2026	$66	$546
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.713%	November 23, 2022	June 30, 2027	$—	$(1,530)
Swap	Interest Rate	Cash Flow	(a)	—	27,062	3.629%	January 12, 2024	December 30, 2026	—	(61)
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	(189)
Swap	Interest Rate	Cash Flow	(a) (b)	$90,000	$—	3.959%	June 24, 2026	June 24, 2033	$(386)	—
				$596,624	$506,624
(a)Hedging unsecured variable rate debt.
(b)On June 24, 2026, the Company closed on a $90 million secured term loan at Avira, the residential component of 3025 JFK, located in Philadelphia, Pennsylvania. The loan bears interest at 1.85% over SOFR and has an initial maturity date of June 2033. Effective June 24, 2026, the loan was swapped to a fixed rate at 5.81% through the maturity date.
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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $2.1 million and $2.4 million as of June 30, 2026 and December 31, 2025, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The Parent Company believes that the aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended June 30, 2026) was approximately $1.6 million and $1.5 million as of June 30, 2026 and December 31, 2025, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(31,535)	$(31,535)	$(88,936)	$(88,936)
Net loss attributable to noncontrolling interests	125	125	267	267
Nonforfeitable dividends allocated to unvested restricted shareholders	(248)	(248)	(322)	(322)
Net loss attributable to common shareholders	$(31,658)	$(31,658)	$(88,991)	$(88,991)
Denominator
Weighted-average shares outstanding	174,384,600	174,384,600	173,532,583	173,532,583
Weighted-average shares outstanding	174,384,600	174,384,600	173,532,583	173,532,583
Loss per Common Share:
Net loss attributable to common shareholders	$(0.18)	$(0.18)	$(0.51)	$(0.51)

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(80,339)	$(80,339)	$(115,992)	$(115,992)
Net loss attributable to noncontrolling interests	338	338	348	348
Nonforfeitable dividends allocated to unvested restricted shareholders	(566)	(566)	(751)	(751)
Net loss attributable to common shareholders	$(80,567)	$(80,567)	$(116,395)	$(116,395)
Denominator
Weighted-average shares outstanding	174,072,403	174,072,403	173,225,737	173,225,737
Weighted-average shares outstanding	174,072,403	174,072,403	173,225,737	173,225,737
Loss per Common Share:
Net loss attributable to common shareholders	$(0.46)	$(0.46)	$(0.67)	$(0.67)
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
Redeemable common limited partnership units totaling 515,595 at June 30, 2026 and June 30, 2025 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and six months ended June 30, 2026 and 2025, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On May 28, 2026, the Parent Company declared a distribution of $0.08 per common share, totaling $14.3 million, which was paid on July 22, 2026 to shareholders of record as of July 8, 2026.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the three months ended June 30, 2026, the Company did not repurchase any common shares under the program. During the six months ended June 30, 2026, the Company repurchased and retired 700,000 common shares at an average price of $3.10 per share, totaling $2.2 million. During the three months and six months ended June 30, 2025, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(31,535)	$(31,535)	$(88,936)	$(88,936)
Net loss attributable to noncontrolling interests	30	30	—	—
Nonforfeitable dividends allocated to unvested restricted unitholders	(248)	(248)	(322)	(322)
Net loss attributable to common unitholders	$(31,753)	$(31,753)	$(89,258)	$(89,258)
Denominator
Total weighted-average units outstanding	174,900,195	174,900,195	174,048,178	174,048,178
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.18)	$(0.18)	$(0.51)	$(0.51)

	Six Months Ended June 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(80,339)	$(80,339)	$(115,992)	$(115,992)
Net loss attributable to noncontrolling interests	97	97	—	—
Nonforfeitable dividends allocated to unvested restricted unitholders	(566)	(566)	(751)	(751)
Net loss attributable to common unitholders	$(80,808)	$(80,808)	$(116,743)	$(116,743)
Denominator
Total weighted-average units outstanding	174,587,997	174,587,997	173,741,332	173,741,332
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.46)	$(0.46)	$(0.67)	$(0.67)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and six months ended June 30, 2026 and 2025, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On May 28, 2026, the Operating Partnership declared a distribution of $0.08 per common partnership unit, totaling $14.3 million, which was paid on July 22, 2026 to unitholders of record as of July 8, 2026.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. As discussed in Note 11 above, during the three months ended June 30, 2026, the Company did not repurchase any common shares under the program. During the six months ended June 30, 2026, the Company repurchased 700,000 common shares at an average price of $3.10 per share, totaling $2.2 million, and the Operating Partnership retired 700,000 common units of the Operating Partnership. During the three months and six months ended June 30, 2025, the Company did not repurchase any units under the program.
13. SEGMENT INFORMATION
As of June 30, 2026, the Company owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	June 30, 2026	December 31, 2025
Philadelphia CBD	$2,115,745	$2,080,220
Pennsylvania Suburbs	880,047	883,218
Austin, Texas	391,404	510,030
Total Core Segments	3,387,196	3,473,468
Other	139,933	280,312
Operating properties	$3,527,129	$3,753,780
Assets held for sale	232,921	—
Total	$3,760,050	$3,753,780

Corporate
Prepaid ground leases, net	$34,156	$51,399
Right of use asset - operating leases, net	$12,266	$17,806
Construction-in-progress	$85,569	$118,543
Land held for development	$75,134	$70,405
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended June 30,
	2026			2025
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$68,060	$(26,853)	$41,207	$56,683	$(20,372)	$36,311
Pennsylvania Suburbs	33,148	(12,268)	20,880	31,310	(9,963)	21,347
Austin, Texas	14,150	(6,262)	7,888	18,499	(7,785)	10,714
Other	10,259	(4,521)	5,738	9,995	(4,380)	5,615
Corporate	3,303	(2,610)	693	4,084	(2,856)	1,228
Operating properties	$128,920	$(52,514)	$76,406	$120,571	$(45,356)	$75,215

	Six Months Ended June 30,
	2026			2025
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$133,687	$(53,550)	$80,137	$112,071	$(41,003)	$71,068
Pennsylvania Suburbs	66,710	(23,288)	43,422	63,241	(20,018)	43,223
Austin, Texas	28,098	(12,051)	16,047	36,650	(15,552)	21,098
Other	20,232	(9,341)	10,891	20,518	(9,604)	10,914
Corporate	7,197	(6,303)	894	9,607	(6,770)	2,837
Operating properties	$255,924	$(104,533)	$151,391	$242,087	$(92,947)	$149,140
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2026	December 31, 2025	2026	2025	2026	2025
Philadelphia CBD	$215,205	$215,078	$(1,991)	$(7,651)	$(4,299)	$(11,859)
Mid-Atlantic Office JV	10,359	10,877	(345)	436	(442)	275
Austin, Texas	94,519	71,611	(6,198)	(7,510)	(12,328)	(13,398)
Other	16,768	16,760	(204)	(107)	(371)	(361)
Total	$336,851	$314,326	$(8,738)	$(14,832)	$(17,440)	$(25,343)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(31,535)	$(88,936)	$(80,339)	$(115,992)
Plus:
Interest expense	41,931	32,345	82,820	64,190
Interest expense - amortization of deferred financing costs	1,345	1,197	2,732	2,427
Depreciation and amortization	47,749	43,762	96,980	88,115
General and administrative expenses	9,263	9,325	21,598	26,795
Equity in loss of unconsolidated real estate ventures	8,738	14,832	17,440	25,343
Provision for impairment	—	63,369	11,909	63,369
Loss on early extinguishment of debt	24	—	24	—
Less:
Interest and investment income	1,068	850	1,734	2,036
Income tax provision	(22)	(85)	(24)	(85)
Net gain (loss) on disposition of real estate	63	(86)	63	2,973
Net gain on real estate venture transactions	—	—	—	183
Consolidated net operating income	$76,406	$75,215	$151,391	$149,140
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
Debt Guarantees and Equity Funding Commitments
As of June 30, 2026, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $573.5 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstance, joint venture agreements.

With respect to the One Uptown Ventures, the Company has provided completion guarantees and environmental indemnities in favor of its partner. In addition, the Company has provided completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Ventures. Moreover, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% and 15% of the maximum principal balance of the $121.7 million (office) and $85.0 million (multifamily) construction loans, respectively. The construction loans were originally scheduled to mature on July 29, 2026. On May 1, 2026, both One Uptown Ventures entered into extension options for their loans with the existing lender. The maturity of the One Uptown - Multi-family loan was extended until July 29, 2027 and the maturity of the One Uptown Office loan was extended until July 29, 2028. The One Uptown - Multi-family loan maximum principal was reduced to $76.5 million resulting in a limited payment guaranty of 17% of the principal balance. The One Uptown Office loan maximum principal was reduced to $108.9 million resulting in a limited payment guaranty of 34% of the principal balance.
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of June 30, 2026, the Company has not funded any additional capital pursuant to the leasehold mortgage loan.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of June 30, 2026, had $4.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of June 30, 2026, the Company estimated that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of June 30, 2026, the Company had funded $6.5 million of the foregoing commitment.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 (the “1995 Act”) provides a “safe harbor” for forward-looking statements. This Form 10-Q and other materials filed by us with the SEC (as well as information included in oral or other written statements made by us) contain statements that are forward-looking, including statements relating to business and real estate development/redevelopment activities, acquisitions, dispositions, future capital expenditures, financing sources, governmental regulation (including environmental regulation) and competition. We intend such forward-looking statements to be covered by the safe-harbor provisions of the 1995 Act. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should” and similar expressions, as they relate to us, are intended to identify forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, we can give no assurance that our expectations will be achieved. As forward-looking statements, these statements involve important risks, uncertainties and other factors that could cause actual results to differ materially from the expected results and, accordingly, such results may differ from those expressed in any forward-looking statements made by us or on our behalf. Factors that might cause actual results to differ materially from our expectations, including any impacts from changes in national and local economic conditions, the real estate industry and the commercial real estate markets in which we operate, the imposition of tariffs, changes to the U.S. trade policy and any impacts of any U.S. government shutdown, are set forth in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2025. Accordingly, we caution readers not to place undue reliance on forward-looking statements. We assume no obligation to update or supplement forward-looking statements as a result of subsequent events, new information, changed circumstances or otherwise, except as required by law.
The discussion that follows is based primarily on our consolidated financial statements as of June 30, 2026 and December 31, 2025 and for the three and six months ended June 30, 2026 and 2025 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the six months ended June 30, 2026, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
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
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at June 30, 2026 was 89.1% compared to 88.6% at June 30, 2025.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	10,785,488	11,289,339	10,785,488	11,289,339
Occupancy percentage (end of period)	89.1%	88.6%	89.1%	88.6%
Average occupancy percentage	88.2%	87.3%	88.3%	87.4%
Total Portfolio(2):
Tenant retention rate (3)	85.4%	81.9%	59.5%	65.4%
New leases and expansions commenced (square feet)	184,691	92,384	344,794	187,318
Leases renewed (square feet)	60,203	210,230	136,831	441,955
Net (negative) absorption (square feet)	87,753	13,134	49,274	(133,324)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	4.7%	15.6%	2.9%	8.4%
Renewal rental rates	(0.5)%	1.7%	2.8%	8.4%
Combined rental rates	1.5%	2.1%	2.9%	5.3%
Weighted average lease term for leases commenced (years)	6.3	4.5	7.3	4.4
Average annual rent (per square foot) (7) (8)	$37.28	$45.41	$40.81	$37.52
Capital Costs Committed (5) (6) (7):
Leasing commissions (per square foot)	$5.61	$3.14	$4.89	$3.51
Tenant improvements (per square foot)	$16.72	$3.86	$10.03	$7.70
Total capital per square foot per lease year	$3.97	$1.45	$3.09	$2.69
Average annualized capital as % of average annual rent (7) (8)	12.9%	4.1%	10.2%	7.8%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended June 30, 2026 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The increase in capital costs committed for the three and six months ended June 30, 2026 is primarily due to leases having higher average lease terms and a higher percentage of new leases compared to renewals.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	% Occupied	% Occupied
	2026	2025
Philadelphia CBD	95.2%	93.5%
Pennsylvania Suburbs	89.9%	87.8%
Austin, Texas	66.6%	77.7%
Other	94.4%	88.7%
Total - Core Properties	89.1%	88.6%
The table below summarizes the occupancy statistics of our Properties, broken down by property types for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,		Six Months Ended June 30,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2026	2025	2026	2025
Office	89.0%	91.7%	88.8%	92.1%
Life Science (1)	6.1%	5.6%	97.3%	78.7%
Residential (2)	4.9%	2.7%	80.3%	87.5%
Total (3)	100.0%	100.0%	88.9%	91.1%
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 2.3% of our aggregate final annualized base rents as of June 30, 2026 (representing approximately 2.4% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2026. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.4 million, or 0.2%, of our accrued rent receivable balance as of June 30, 2026, compared to $0.4 million, or 0.2%, of our accrued rent receivable balance as of December 31, 2025.
If economic conditions deteriorate, including as a result of inflation and higher interest rates, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents. These conditions would negatively affect our future net income and cash flows and could have a material adverse effect on our financial condition.
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
As of June 30, 2026, the following projects are in development (dollars in thousands):

Property/Portfolio Name	Location	Substantial Completion Date	Activity Type	Approximate Room Count or Square Footage	Estimated Costs	Amount Funded		Debt Financing
3151 Market Street	Philadelphia, PA	Q4 2024	Development	441,000	$317,000	$222,539	(a)	$80,500
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

As of June 30, 2026, the following unconsolidated real estate venture development project remains in development (dollars in thousands):

Property/Portfolio Name (% of BDN Ownership)	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs (a)	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
One Uptown - Office (72%)	Austin, TX	Q1 2024	362,679	$206,400	$164,184	$108,850	(b)	$320	$—

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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and six months ended June 30, 2026 and 2025. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended June 30, 2026 and June 30, 2025
The following comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 55 properties containing an aggregate of approximately 10.4 million net rentable square feet that we owned and consolidated for the three-month periods ended June 30, 2026 and 2025. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to April 1, 2025 and owned and consolidated through June 30, 2026, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended June 30, 2026 and 2025;
(c)“Recently Completed/Acquired Properties,” which represents two properties (250 King of Prussia Road and 3025 JFK - office) placed into service or acquired on or subsequent to April 1, 2025;
(d)“Development/Redevelopment Properties,” which represents two properties (300 Delaware Avenue and 3151 Market Street) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q2 2025 through Q2 2026 Dispositions,” which represents properties disposed of from April 1, 2025 through June 30, 2026.

Comparison of the three months ended June 30, 2026 to the three months ended June 30, 2025

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	2026	2025	$ Change	% Change
Revenue:
Rents	$99.1	$95.7	$3.4	3.6%	$6.0	$2.0	$0.8	$0.7	$16.8	$15.8	$122.7	$114.2	$8.5	7.4%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.1	4.9	4.1	4.9	(0.8)	(16.3)%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	1.9	1.3	2.2	1.5	0.7	46.7%
Total revenue	99.4	95.9	3.5	3.6%	6.0	2.0	0.8	0.7	22.8	22.0	129.0	120.6	8.4	7.0%
Property operating expenses	28.2	25.6	2.6	10.2%	1.2	0.4	0.8	0.5	8.4	4.8	38.6	31.3	7.3	23.3%
Real estate taxes	9.8	9.1	0.7	7.7%	0.1	0.1	0.3	0.2	1.5	2.1	11.7	11.5	0.2	1.7%
Third party management expenses	—	—	—	—%	—	—	—	—	2.3	2.5	2.3	2.5	(0.2)	(8.0)%
Net operating income	61.4	61.2	0.2	0.3%	4.7	1.5	(0.3)	—	10.6	12.6	76.4	75.3	1.1	1.5%
Depreciation and amortization	31.5	32.2	(0.7)	(2.2)%	2.7	1.5	1.7	0.3	11.8	9.8	47.7	43.8	3.9	8.9%
General & administrative expenses	—	—	—	—%	—	—	—	—	9.3	9.3	9.3	9.3	—	—%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	—	63.4	—	63.4	(63.4)	(100.0)%
Net (gain) loss on disposition of real estate											(0.1)	0.1	(0.2)	(200.0)%
Operating income (loss)	$29.9	$29.0	$0.9	3.1%	$2.0	$—	$(2.0)	$(0.3)	$(10.5)	$(69.9)	$19.5	$(41.3)	$60.8	(147.2)%
Number of properties	55	55			2		2				59
Square feet	10.4	10.4			0.4		0.7				11.5
Same Store Occupancy % (b)	89.0%	89.1%
Other Income (Expense):
Interest and investment income											1.1	0.9	0.2	22.2%
Interest expense											(41.9)	(32.4)	(9.5)	29.3%
Interest expense — Deferred financing costs											(1.4)	(1.2)	(0.2)	16.7%
Equity in loss of unconsolidated real estate ventures											(8.7)	(14.8)	6.1	(41.2)%
Income tax provision											(0.1)	(0.1)	—	—%
Net loss											$(31.5)	$(88.9)	$57.4	(64.6)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.18)	$(0.51)	$0.33	(64.7)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale, the parking operations of predevelopment projects, the hotel located in Radnor, Pennsylvania, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B.Labs incubator, remediation costs of insured events.
(b)Pertains to Same Store Properties.
(c)Held for use and held for sale impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).

Rents
Rents increased primarily as a result of the following:
•$6.4 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$0.9 million increase related to 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA, which were both Recently Completed/Acquired Properties in 2025, but stabilized in the first quarter of 2026 and the second quarter of 2026, respectively; and
•Partially offset by $2.6 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
Property Operating Expense
Property Operating Expense increased primarily as a result of the following:
•$2.0 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$4.5 million increase due to higher utilities cost and operating cost in the second quarter of 2026 compared to 2025;
•$1.8 million increase due to the opening of the hotel in Radnor, Pennsylvania in the second quarter of 2026 and the opening of a food hall in the fourth quarter of 2025; and
•Partially offset by $0.7 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
Depreciation and Amortization
Depreciation and Amortization expense increased primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025, partially offset by a decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
Provision for Impairment
There were no impairments recognized in the second quarter of 2026.
During second quarter of 2025, the Company recognized $63.4 million in aggregate impairments, comprised of (i) $34.1 million on two properties classified as held for use located in our Austin, Texas segment, (ii) $13.4 million on the sale of an office property located in our Austin, Texas segment and (iii) $15.9 million on one property classified as held-for-sale in our Austin, Texas segment.
Interest Expense
Interest expense increased by approximately $9.6 million for the quarter ended June 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the quarter ended June 30, 2026 compared to June 30, 2025 (in thousands)
Increases to interest expense due to:
An additional $150 million aggregate principal amount of 8.875% Guaranteed Notes due 2029	$2,593
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	4,492
$50.5 million Commercial Property Assessed Clean Energy (“C-PACE”)	1,087
$178 million Construction Loan acquired through 3025 JFK consolidation	3,006
Decrease in capitalized interest on 3151 Market Street Venture	2,797
Total increases to interest expense	13,975
Decreases to interest expense due to:
Repayment of $50 million Construction Loan due 2026	(725)
Repayment of the $245 million Secured Term Loan due 2028	(3,598)
Other interest expense	(65)
Total decreases to interest expense	(4,388)
Total change in interest expense	$9,587
Equity in Loss of Real Estate Ventures
Equity in loss of real estate ventures decreased primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025.

Comparison of the Six Months Ended June 30, 2026 and June 30, 2025
The following comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 55 properties containing an aggregate of approximately 10.4 million net rentable square feet, and represents properties that we owned and consolidated for the six-month periods ended June 30, 2026 and 2025. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2025 and owned and consolidated through June 30, 2026 excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the six months ended June 30, 2026 and 2025;
(c)"Recently Completed/Acquired Properties," which represents two properties (250 King of Prussia and 3025 JFK - office) placed into service or acquired on or subsequent to January 1, 2025;
(d)"Development/Redevelopment Properties," which represents two properties (300 Delaware Avenue and 3151 Market Street) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)"YTD 2025 and 2026 Dispositions," which represents properties disposed of from January 1, 2025 through June 30, 2026

Comparison of the six months ended June 30, 2026 to the six months ended June 30, 2025

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	2026	2025	$ Change	% Change
Revenue:
Rents	$197.7	$191.3	$6.4	3.3%	$12.0	$4.3	$1.7	$1.7	$32.0	$31.3	$243.4	$228.6	$14.8	6.5%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	8.8	10.7	8.8	10.7	(1.9)	(17.8)%
Other	0.5	0.5	—	—%	—	—	—	—	3.2	2.3	3.7	2.8	0.9	32.1%
Total revenue	198.2	191.8	6.4	3.3%	12.0	4.3	1.7	1.7	44.0	44.3	255.9	242.1	13.8	5.7%
Property operating expenses	57.0	52.2	4.8	9.2%	2.6	1.0	1.9	1.1	15.6	10.6	77.1	64.9	12.2	18.8%
Real estate taxes	19.1	18.0	1.1	6.1%	0.3	0.3	0.4	0.4	3.2	4.3	23.0	23.0	—	—%
Third party management expenses	—	—	—	—%	—	—	—	—	4.4	5.1	4.4	5.1	(0.7)	(13.7)%
Net operating income	122.1	121.6	0.5	0.4%	9.1	3.0	(0.6)	0.2	20.8	24.3	151.4	149.1	2.3	1.5%
Depreciation and amortization	64.4	64.3	0.1	0.2%	5.7	3.1	3.5	0.6	23.4	20.1	97.0	88.1	8.9	10.1%
General & administrative expenses	—	—	—	—%	—	—	—	—	21.6	26.8	21.6	26.8	(5.2)	(19.4)%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	11.9	63.4	11.9	63.4	(51.5)	(81.2)%
Net gain on disposition of real estate											(0.1)	(3.0)	2.9	(96.7)%
Operating income (loss)	$57.7	$57.3	$0.4	0.7%	$3.4	$(0.1)	$(4.1)	$(0.4)	$(36.1)	$(86.0)	$21.0	$(26.2)	$47.2	(180.2)%
Number of properties	55	55			2		2				59
Square feet	10.4	10.4			0.4		0.7				11.5
Same Store Occupancy % (b)	89.0%	89.1%
Other Income (Expense):
Interest and investment income											1.7	2.0	(0.3)	(15.0)%
Interest expense											(82.8)	(64.2)	(18.6)	29.0%
Interest expense — Deferred financing costs											(2.7)	(2.4)	(0.3)	12.5%
Equity in loss of unconsolidated real estate ventures											(17.4)	(25.3)	7.9	(31.2)%
Net gain on real estate venture transactions											—	0.2	(0.2)	(100.0)%
Income tax provision											(0.1)	(0.1)	—	—%
Net loss											$(80.3)	$(116.0)	$35.7	(30.8)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.46)	$(0.67)	$0.21	(31.3)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale, the parking operations of predevelopment projects, the hotel located in Radnor, Pennsylvania, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B. Labs incubator, remediation costs of insured events.
(b)Pertains to Same Store Properties.
(c)Held for use and held for sale impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).
Rents
Rents increased primarily as a result of the following:
•$12.9 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$1.9 million increase related to 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA, which were both Recently Completed/Acquired Properties in 2025, but stabilized in the first quarter of 2026 and the second quarter of 2026, respectively; and
•Partially offset by $5.1 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
Property Operating Expense
Property Operating Expense increased primarily as a result of the following:
•$4.1 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$7.6 million increase due to higher utilities cost and operating cost during the six months ended June 30, 2026 compared to 2025;
•$2.3 million increase due to the opening of the hotel in Radnor, Pennsylvania in the second quarter of 2026 and the opening of a food hall in the fourth quarter of 2025; and
•Partially offset by $1.4 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
Depreciation and Amortization
Depreciation and Amortization expense increased primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025 partially offset by a decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025 and the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026.
General & Administrative Expenses
General & administrative expenses decreased due to lower stock compensation expenses recognized in the first quarter of 2026 compared to 2025.
Provision for Impairment
During the six months ended June 30, 2025, the Company recognized $63.4 million in aggregate impairments, comprised of (i) $34.1 million on two properties classified as held for use located in our Austin, Texas segment, (ii) $13.4 million on the sale of an office property located in our Austin, Texas segment and (iii) $15.9 million on one property classified as held-for-sale in our Austin, Texas segment.
During the six months ended June 30, 2026, we recognized a provision for impairment of $11.9 million on three properties, two of which are located in the Other segment and one of which is in the Pennsylvania Suburbs segment.
Interest Expense
Interest expense increased by approximately $18.6 million for the six months ended June 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the six months ended June 30, 2026 compared to June 30, 2025 (in thousands)
Increases to interest expense due to:
An additional $150 million aggregate principal amount of 8.875% Guaranteed Notes due 2029	$5,334
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	9,085
$50.5 million Commercial Property Assessed Clean Energy (“C-PACE”)	2,174
$178 million Construction Loan acquired through 3025 JFK consolidation	6,241
Decrease in capitalized interest on 3151 Market Street Venture	5,604
Total increases to interest expense	28,438
Decreases to interest expense due to:
Repayment of $50 million Construction Loan due 2026	(1,362)
Repayment of the $245 million Secured Term Loan due 2028	(7,197)
Repayment of the $70 million Term Loan due 2025	(728)
Other interest expense	(523)
Total decreases to interest expense	(9,810)
Total change in interest expense	$18,628

Equity in loss of unconsolidated real estate ventures
The decrease in the loss is primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025.

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

As of June 30, 2026, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
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
Our outstanding 7.55% Guaranteed Notes due 2028 (the “2028 Notes”) include an interest rate adjustment provision whereby the interest rate payable on the 2028 Notes is subject to a 25 basis point adjustment if either Moody's Investors Services Inc, and its successors ("Moody's"), or S&P Global Ratings, and its successors ("S&P") downgrades (or subsequently upgrades) its rating assigned to the 2028 Notes. During the third quarter of 2023, Moody’s downgraded our senior unsecured credit rating from Baa3 to Ba1. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 7.80% in September 2023. In January 2024, S&P downgraded our senior unsecured credit rating from BBB- to BB+. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.05% in March 2024. During the second quarter of 2024, Moody's downgraded our senior unsecured credit rating from Ba1 to Ba2. As a result of the downgrade, the interest rate on the 2028 Notes increased 25 basis points to 8.30% in April 2024 due to the coupon adjustment provisions within the 2028 Notes. During the first quarter of 2026, S&P downgraded our senior unsecured credit rating from BB+ to BB-. As a result of the downgrade, the interest rate on the 2028 Notes increased 50 basis points to 8.80%, effective September 2026.
On September 26, 2025, the Company and the Operating Partnership amended its Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status.
As of June 30, 2026 we were in compliance with all of our debt covenants and requirement obligations.
On June 23, 2026, the Company retired the $178 million construction loan that was scheduled to mature in July 2026. On June 24, 2026, the Company closed on a $90 million secured term loan at Avira, the residential component of 3025 JFK, located in Philadelphia, Pennsylvania. The loan has a stated interest rate of SOFR + 1.85% and an initial maturity date of June 2033. Effective June 24, 2026, the loan was swapped to a fixed rate at 5.81% through the maturity date.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of June 30, 2026, amounted to $2,477.6 million. The Operating Partnership’s secured debt obligations as of June 30, 2026, amounted to $147.3 million.
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
Liquidity
As of June 30, 2026, we had $37.9 million of cash and cash equivalents and $425.5 million of available borrowings under our Unsecured Credit Facility, net of $25.5 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities. We expect that our primary uses of capital during the remainder of 2026 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.

As of June 30, 2026 and December 31, 2025, we maintained cash and cash equivalents and restricted cash of $38.7 million and $62.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Six Months Ended June 30,
Activity	2026	2025	Variance
Operating	$45,821	$40,704	$5,117
Investing	(97,850)	(56,485)	(41,365)
Financing	28,427	43,363	(14,936)
Net cash flows	$(23,602)	$27,582	$(51,184)
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, the change in investing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Acquisitions of real estate	$(1,663)
Capital expenditures and capitalized interest	280
Capital improvements/acquisition deposits/leasing costs	(3,107)
Unconsolidated real estate venture investments	(38,749)
Proceeds from the sale of properties	(1,735)
Capital distributions from unconsolidated real estate ventures	3,609
Increase in net cash used in investing activities	$(41,365)
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the six months ended June 30, 2026, when compared to the six months ended June 30, 2025, the change in financing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Proceeds from debt obligations	$105,364
Repayments of debt obligations	(145,847)
Repurchase and retirement of common shares	(2,163)
Dividends and distributions paid	24,320
Debt financing costs paid	1,516
Other financing activities	1,874
Decrease in net cash provided by financing activities	$(14,936)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
	(dollars in thousands)
Balance: (a)
Fixed rate (b) (c) (e)	$2,475,934	$2,385,934
Variable rate (d)	149,000	178,014
Total	$2,624,934	$2,563,948
Percent of Total Debt:
Fixed rate	94.3%	93.1%
Variable rate - unhedged	5.7%	6.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.3%	6.3%
Variable rate - unhedged	5.1%	6.6%
Total	6.2%	6.3%
Weighted-average maturity in years:
Fixed rate	3.5	3.8
Variable rate - unhedged	1.0	0.6
Total	3.3	3.6
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At June 30, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
(c)On January 16, 2024, the Trust Preferred I Indenture IA was swapped to a fixed rate at 5.14% for the period from March 30, 2024 to December 30, 2026 and Trust Preferred I Indenture IB and Trust Preferred II Indenture II were swapped to a fixed rate at 5.24% for the period from January 30, 2024 to January 30, 2027.
(d)The Company consolidated the $178 million construction loan as a result of the recapitalization of 3025 JFK joint venture during the fourth quarter of 2025. The construction loan has a stated interest rate of SOFR + 3.6%. On July 22, 2025, the Company entered into an interest rate cap agreement of 3% on the loan. With the interest rate cap in-place, the maximum interest rate due is 6.60%. On June 23, 2026, the Company retired the $178 million construction loan.
(e)On June 24, 2026, the Company closed on a $90 million secured term loan at Avira, the residential component of 3025 JFK, located in Philadelphia, Pennsylvania. The loan has a stated interest rate of SOFR + 1.85% and an initial maturity date of June 2033. On June 24, 2026, the loan was swapped to a fixed rate at 5.81% through the maturity date.
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of June 30, 2026, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2026 (six months remaining)	$—	—%
2027	849,000	4.6%
2028	350,000	8.5%
2029	900,000	6.9%
2030	—	—%
Thereafter	525,934	6.1%
Totals	$2,624,934	6.2%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of June 30, 2026.

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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our dividends declared for the second quarter of 2026.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of June 30, 2026, approximately 97% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contained annual rent escalations that are either fixed (generally ranging from 2.0% to 3.0% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced higher operating costs due to increased inflation, resulting in our Same Store Property Portfolio operating margins decreasing to 61.7% and 61.5% for the three months and six months ended June 30, 2026, respectively, from 63.7% and 63.2% for the three months and six months ended June 30, 2025, respectively. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 55.6% and 54.9% for the three months ended June 30, 2026 and 2025, respectively and 55.0% and 54.5% for the six month ended June 30, 2026 and 2025, respectively.
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

The following table presents a reconciliation of net loss attributable to common unitholders to FFO for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(31,753)	$(89,258)	$(80,808)	$(116,743)
Add (deduct):
Amount allocated to unvested restricted unitholders	248	322	566	751
Net (gain) loss on real estate venture transactions	497	(304)	740	(198)
Net (gain) loss on disposition of real estate	(63)	86	(63)	(2,973)
Provision for impairment	—	63,369	11,909	63,369
Depreciation and amortization:
Real property	41,205	38,363	83,859	77,092
Leasing costs including acquired intangibles	5,431	4,588	11,135	9,403
Company’s share of unconsolidated real estate ventures	8,472	9,345	17,205	20,781
Partners’ share of consolidated real estate ventures	(55)	(4)	(152)	(7)
Funds from operations	$23,982	$26,507	$44,391	$51,475
Funds from operations allocable to unvested restricted shareholders	(419)	(395)	(805)	(700)
Funds from operations available to common share and unit holders (FFO)	$23,563	$26,112	$43,586	$50,775
Weighted-average shares/units outstanding — basic (a)	174,900,195	174,048,178	174,587,997	173,741,332
Weighted-average shares/units outstanding — fully diluted (a)	181,166,121	178,569,600	181,026,095	178,514,577
(a)Includes common shares and partnership units outstanding through the three and six months ended June 30, 2026 and 2025, respectively.
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
Our financial instruments consist of both fixed and variable rate debt. As of June 30, 2026, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $2,000.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding balance of $149.0 million, (iv) a secured C-PACE loan for the property at 3151 Market with an outstanding principal balance of $57.3 million that has a fixed interest rate, (v) a secured term loan at Avira, the residential component of 3025 JFK with an outstanding balance of $90.0 million that has been swapped to a fixed rate and (vi) one unsecured term loan of $250.0 million that has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $10.7 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $12.3 million.
As of June 30, 2026, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,996.9 million. For sensitivity purposes, a 100-basis point change in the third-party pricing equates to a change in the total fair value of our debt of approximately $20.0 million at June 30, 2026.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $567.6 million as of June 30, 2026. The total fair value of our variable rate debt was approximately $554.4 million at June 30, 2026. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.8 million at June 30, 2026. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $12.6 million at June 30, 2026.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of June 30, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and conditions. There were no common share repurchases under the Parent Company’s share repurchase program during the fiscal quarter ended June 30, 2026. As of June 30, 2026, $80.7 million remained available for repurchase under the share repurchase program.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	—	—	—	$80.7	million
May 1, 2026 - May 31, 2026	—	—	—	$80.7	million
June 1, 2026 - June 30, 2026	—	—	—	$80.7	million
Totals	700,000	$3.10	700,000
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

(a)	Exhibits
	Exhibits No.	Description
	10.1	Revolving Credit Facility Extension Notice (previously filed as an exhibit to Brandywine Realty Trust's Form 8-K dated June 1, 2026 and incorporated herein by reference).
	10.2	Brandywine Realty Trust 2023 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to the Company's Definitive Proxy Statement on Schedule 14A filed on April 7, 2026).
	31.1	Certification of the Chief Executive Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
	31.2	Certification of the Chief Financial Officer of Brandywine Realty Trust pursuant to 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934 (filed herewith).
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	July 28, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	July 28, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	July 28, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 28, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)