Form 10-Q
period 2026-09-30
BRANDYWINE REALTY TRUST; BRANDYWINE OPERATING PARTNERSHIP, L.P.
filed 2026-10-29
CIK 790816, 1060386

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________________________________________________________________
FORM 10-Q
_____________________________________________________________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
A total of 170,045,584 Common Shares of Beneficial Interest, par value $0.01 per share of Brandywine Realty Trust, were outstanding as of October 21, 2026.

EXPLANATORY NOTE
This report (this "Form 10-Q") combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Brandywine Realty Trust (the “Parent Company”) and Brandywine Operating Partnership L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, and “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.
The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2026, owned a 99.7% interest in the Operating Partnership. The remaining 0.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.
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

Core Portfolio/Core Properties	Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized Properties, and properties held for sale.
Funds From Operations (“FFO”) and Core Funds from Operations ("Core FFO")	Is a non-GAAP financial measure, which the Company believes is useful to investors. The Company computes FFO in accordance with standards established by the National Association of Real Estate Investment Trusts (NAREIT), which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than the Company. NAREIT defines FFO as net income (loss) before noncontrolling interests of unitholders (preferred and common) and excluding gains (losses) on sales of depreciable operating property, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures and extraordinary items (computed in accordance with GAAP); plus real estate related depreciation and amortization (excluding amortization of deferred financing costs), and after adjustment for unconsolidated real estate ventures. Net income, the GAAP measure that the Company believes to be most directly comparable to FFO, includes depreciation and amortization expenses, gains or losses on property sales and noncontrolling interests. FFO per share is calculated by dividing FFO by fully diluted shares available to common shareholders and limited partnership unitholders.

Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including items such as (gains) losses from sales of non-depreciable land and debt extinguishment costs from the determination of FFO. The Company's calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, the Company's Core FFO may not be comparable to Core FFO reported by other REITs.

See Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of this Form 10-Q for a reconciliation of net income (loss) attributable to common shares, common unitholders to FFO, and Core FFO.
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

PART I - FINANCIAL INFORMATION
Item 1. — Financial Statements

BRANDYWINE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except share and per share information)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,300,851	$3,753,780
Accumulated depreciation	(1,263,796)	(1,259,090)
Prepaid ground leases, net	6,944	51,399
Right of use asset - operating leases, net	12,145	17,806
Operating real estate investments, net	2,056,144	2,563,895
Construction-in-progress	82,518	118,543
Land held for development	80,403	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,246,827	2,780,605
Cash and cash equivalents	312,743	32,284
Restricted cash and escrows	954	30,018
Accounts receivable	17,146	22,154
Accrued rent receivable, net of allowance of $369 and $424 as of September 30, 2026 and December 31, 2025, respectively	169,047	182,651
Investment in unconsolidated real estate ventures	306,663	314,326
Deferred costs, net	68,566	79,549
Intangible assets, net	11,579	22,426
Other assets	143,186	122,227
Total assets	$3,276,711	$3,586,240
LIABILITIES AND BENEFICIARIES' EQUITY
Secured term loans, net	$88,009	$234,079
Unsecured credit facility	137,000	—
Unsecured term loans, net	249,695	249,389
Unsecured senior notes, net	1,934,858	2,073,394
Accounts payable and accrued expenses	143,612	143,826
Distributions payable	13,819	14,108
Deferred income, gains and rent	22,346	22,569
Intangible liabilities, net	5,889	12,713
Lease liability - operating leases	17,052	23,720
Other liabilities	13,294	14,588
Total liabilities	$2,625,574	$2,788,386
Commitments and contingencies (See Note 14)
Brandywine Realty Trust's Equity:
Common Shares of Brandywine Realty Trust's beneficial interest, $0.01 par value; shares authorized 400,000,000; 170,026,338 and 173,699,039 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,694	1,733
Additional paid-in-capital	3,191,409	3,199,838
Deferred compensation payable in common shares	25,467	23,069
Common shares in grantor trust, 2,288,739 and 1,583,000 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	(25,467)	(23,069)
Cumulative earnings	503,217	605,252
Accumulated other comprehensive income (loss)	5,262	(1,437)
Cumulative distributions	(3,055,059)	(3,012,654)
Total Brandywine Realty Trust's equity	646,523	792,732
Noncontrolling interests	4,614	5,122
Total beneficiaries' equity	$651,137	$797,854
Total liabilities and beneficiaries' equity	$3,276,711	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share and per share information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Rents	$118,661	$114,742	$362,016	$343,366
Third party management fees, labor reimbursement and leasing	3,975	4,540	12,763	15,242
Other	3,002	2,135	6,783	4,896
Total revenue	125,638	121,417	381,562	363,504
Operating expenses
Property operating expenses	39,232	31,412	116,326	96,303
Real estate taxes	10,982	11,647	33,988	34,586
Third party management expenses	1,884	2,350	6,317	7,467
Depreciation and amortization	45,088	43,005	142,068	131,120
General and administrative expenses	7,954	7,841	29,552	34,636
Provision for impairment	29,057	—	40,966	63,369
Total operating expenses	134,197	96,255	369,217	367,481
Gain on sale of real estate
Net gain on disposition of real estate	55,689	35	55,752	3,008
Total gain on sale of real estate	55,689	35	55,752	3,008
Operating income (loss)	47,130	25,197	68,097	(969)
Other income (expense):
Interest and investment income	702	1,238	2,436	3,274
Interest expense	(39,035)	(32,914)	(121,855)	(97,104)
Interest expense - amortization of deferred financing costs	(1,322)	(1,336)	(4,054)	(3,763)
Equity in loss of unconsolidated real estate ventures	(14,157)	(18,183)	(31,597)	(43,526)
Net gain on real estate venture transactions	—	—	—	183
Loss on early extinguishment of debt	(15,417)	—	(15,441)	—
Net loss before income taxes	(22,099)	(25,998)	(102,414)	(141,905)
Income tax provision	(43)	—	(67)	(85)
Net loss	(22,142)	(25,998)	(102,481)	(141,990)
Net loss attributable to noncontrolling interests	108	79	446	427
Net loss attributable to Brandywine Realty Trust	(22,034)	(25,919)	(102,035)	(141,563)
Nonforfeitable dividends allocated to unvested restricted shareholders	(228)	(313)	(794)	(1,064)
Net loss attributable to Common Shareholders of Brandywine Realty Trust	$(22,262)	$(26,232)	$(102,829)	$(142,627)

Basic loss per Common Share	$(0.13)	$(0.15)	$(0.59)	$(0.82)

Diluted loss per Common Share	$(0.13)	$(0.15)	$(0.59)	$(0.82)

Basic weighted average shares outstanding	172,010,229	173,699,312	173,377,458	173,385,330
Diluted weighted average shares outstanding	172,010,229	173,699,312	173,377,458	173,385,330

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(22,142)	$(25,998)	$(102,481)	$(141,990)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,704	(439)	6,720	(4,090)
Total comprehensive income (loss)	4,704	(439)	6,720	(4,090)
Comprehensive loss	(17,438)	(26,437)	(95,761)	(146,080)
Comprehensive loss attributable to noncontrolling interest	93	80	425	440
Comprehensive loss attributable to Brandywine Realty Trust	$(17,345)	$(26,357)	$(95,336)	$(145,640)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF BENEFICIARIES’ EQUITY
(unaudited, in thousands, except number of shares)

	Number of Common Shares	Number of Rabbi Trust/Deferred Compensation Shares	Common Shares of Brandywine Realty Trust's beneficial interest	Additional Paid-in Capital	Deferred Compensation Payable in Common Shares	Common Shares in Grantor Trust	Cumulative Earnings	Accumulated Other Comprehensive Income (Loss)	Cumulative Distributions	Noncontrolling Interests	Total
BALANCE, December 31, 2025	173,699,039	1,583,000	$1,733	$3,199,838	$23,069	$(23,069)	$605,252	$(1,437)	$(3,012,654)	$5,122	$797,854
Net loss							(48,591)			(213)	(48,804)
Other comprehensive income								1,563		4	1,567
Repurchase and retirement of Common Shares of Beneficial Interest	(700,000)		(7)	(2,163)							(2,170)
Share-based compensation activity	724,931	400,441	4	5,396	640	(640)					5,400
Share Issuance from/(to) Deferred Compensation Plan	(12,125)	(36,091)	3	(402)	573	(573)					(399)
Reallocation of Noncontrolling interest				(7)						7	—
Distributions declared ($0.08 per share)									(14,215)	(41)	(14,256)
BALANCE, March 31, 2026	173,711,845	1,947,350	$1,733	$3,202,662	$24,282	$(24,282)	$556,661	$126	$(3,026,869)	$4,879	$739,192
Net loss							(31,410)			(125)	(31,535)
Other comprehensive income								447		2	449
Share-based compensation activity	900,011	429,257	7	2,060	1,185	(1,185)					2,067
Reallocation of Noncontrolling interest				(4)						4	—
Distributions declared ($0.08 per share)									(14,216)	(42)	(14,258)
Distributions to Noncontrolling interest holders									(15)		(15)
BALANCE, June 30, 2026	174,611,856	2,376,607	$1,740	$3,204,718	$25,467	$(25,467)	$525,251	$573	$(3,041,100)	$4,718	$695,900
Net loss							(22,034)			(108)	(22,142)
Other comprehensive income								4,689		15	4,704
Repurchase and retirement of Common Shares of Beneficial Interest	(4,666,266)		(47)	(14,849)							(14,896)
Share-based compensation activity	115,710		1	1,679							1,680
Share Issuance from/(to) Deferred Compensation Plan	(34,962)	(87,868)		(108)							(108)
Reallocation of Noncontrolling interest				(31)						31	—
Distributions declared ($0.08 per share)									(13,830)	(42)	(13,872)
Distributions to Noncontrolling interest holders									(129)		(129)
BALANCE, September 30, 2026	170,026,338	2,288,739	$1,694	$3,191,409	$25,467	$(25,467)	$503,217	$5,262	$(3,055,059)	$4,614	$651,137
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

BRANDYWINE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(102,481)	$(141,990)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,068	131,120
Amortization of deferred financing costs	4,054	3,763
Amortization of debt discount/(premium), net	(2,116)	(228)
Amortization of stock compensation costs	7,699	16,006
Straight-line rent income	(2,656)	(1,541)
Amortization of acquired above (below) market leases, net	(506)	(568)
Ground rent expense	862	579
Total gain on sale of real estate	(55,752)	—
Loss on early extinguishment of debt	15,441	—
Provision for impairment	40,966	63,369
Loss from unconsolidated real estate ventures, including income distributions	31,597	43,527
Income tax provision	67	85
Changes in assets and liabilities:
Accounts receivable	4,490	(1,132)
Other assets	(14,383)	(9,771)
Accounts payable and accrued expenses	4,110	5,440
Deferred income, gains and rent	(48)	(19,009)
Other liabilities	10,945	(1,483)
Net cash provided by operating activities	84,357	88,167
Cash flows from investing activities:
Acquisition of real estate investments	(1,663)	—
Proceeds from the sale of properties	526,030	69,930
Capital expenditures for tenant improvements	(51,167)	(54,343)
Capital expenditures for redevelopments	(6,130)	(5,178)
Capital expenditures for developments	(40,292)	(20,881)
Advances for the purchase of tenant assets, net of repayments	465	(1,636)
Investment in unconsolidated real estate ventures	(46,015)	(61,883)
Capital distributions from unconsolidated real estate ventures	22,080	3,122
Leasing costs paid	(14,495)	(10,203)
Net cash provided by (used in) investing activities	388,813	(81,072)
Cash flows from financing activities:
Proceeds from credit facility borrowings	502,000	120,000
Repayments of credit facility borrowings	(365,000)	(120,000)
Proceeds from unsecured notes	—	159,000
Repayments of unsecured notes	(148,206)	—
Repayments of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	10,636
Repayments of construction loan	(179,876)	(43,370)
Repayments of secured term loan	(60,392)	—
Proceeds from secured term loan	90,000	—
Debt financing costs paid	(625)	(2,286)
Shares used for employee taxes upon vesting of share awards	197	(1,538)
Repurchase and retirement of common shares	(17,066)	—
Distributions paid to shareholders	(42,642)	(78,954)
Distributions to noncontrolling interest	(165)	(232)
Net cash used in financing activities	(221,775)	(26,744)
Increase/(Decrease) in cash and cash equivalents and restricted cash	251,395	(19,649)
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$313,697	$76,528

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177
Cash and cash equivalents, end of period	$312,743	$75,478
Restricted cash, end of period	954	1,050
Cash and cash equivalents and restricted cash, end of period	$313,697	$76,528

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2026 and 2025 of $1,972 and $9,801, respectively	$117,112	$82,251
Cash paid for income taxes	67	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	13,819	14,108
Extinguishment of debt costs accrued in financing activities	1,447	—
Change in capital expenditures financed through accounts payable at period end	(13,235)	(8,514)
Change in capital expenditures financed through retention payable at period end	1,530	549
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED BALANCE SHEETS
(unaudited, in thousands, except unit and per unit information)

	September 30, 2026	December 31, 2025
ASSETS
Real estate investments:
Operating properties	$3,300,851	$3,753,780
Accumulated depreciation	(1,263,796)	(1,259,090)
Prepaid ground leases, net	6,944	51,399
Right of use asset - operating leases, net	12,145	17,806
Operating real estate investments, net	2,056,144	2,563,895
Construction-in-progress	82,518	118,543
Land held for development	80,403	70,405
Prepaid leasehold interests in land held for development, net	27,762	27,762
Total real estate investments, net	2,246,827	2,780,605
Cash and cash equivalents	312,743	32,284
Restricted cash and escrows	954	30,018
Accounts receivable	17,146	22,154
Accrued rent receivable, net of allowance of $369 and $424 as of September 30, 2026 and December 31, 2025, respectively	169,047	182,651
Investment in unconsolidated real estate ventures	306,663	314,326
Deferred costs, net	68,566	79,549
Intangible assets, net	11,579	22,426
Other assets	143,186	122,227
Total assets	$3,276,711	$3,586,240
LIABILITIES AND PARTNERS' EQUITY
Secured term loans, net	$88,009	$234,079
Unsecured credit facility	137,000	—
Unsecured term loans, net	249,695	249,389
Unsecured senior notes, net	1,934,858	2,073,394
Accounts payable and accrued expenses	143,612	143,826
Distributions payable	13,819	14,108
Deferred income, gains and rent	22,346	22,569
Intangible liabilities, net	5,889	12,713
Lease liability - operating leases	17,052	23,720
Other liabilities	13,294	14,588
Total liabilities	$2,625,574	$2,788,386
Commitments and contingencies (See Note 14)
Redeemable limited partnership units at redemption value; 515,595 and 515,595 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	1,463	1,501
Brandywine Operating Partnership, L.P.'s equity:
General Partnership Capital; 170,026,338 and 173,699,039 units issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	642,135	795,402
Accumulated other comprehensive income (loss)	4,939	(1,781)
Total Brandywine Operating Partnership, L.P.'s equity	647,074	793,621
Noncontrolling interest - consolidated real estate ventures	2,600	2,732
Total partners' equity	$649,674	$796,353
Total liabilities and partners' equity	$3,276,711	$3,586,240
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit and per unit information)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Rents	$118,661	$114,742	$362,016	$343,366
Third party management fees, labor reimbursement and leasing	3,975	4,540	12,763	15,242
Other	3,002	2,135	6,783	4,896
Total revenue	125,638	121,417	381,562	363,504
Operating expenses
Property operating expenses	39,232	31,412	116,326	96,303
Real estate taxes	10,982	11,647	33,988	34,586
Third party management expenses	1,884	2,350	6,317	7,467
Depreciation and amortization	45,088	43,005	142,068	131,120
General and administrative expenses	7,954	7,841	29,552	34,636
Provision for impairment	29,057	—	40,966	63,369
Total operating expenses	134,197	96,255	369,217	367,481
Gain on sale of real estate
Net gain on disposition of real estate	55,689	35	55,752	3,008
Total gain on sale of real estate	55,689	35	55,752	3,008
Operating income (loss)	47,130	25,197	68,097	(969)
Other income (expense):
Interest and investment income	702	1,238	2,436	3,274
Interest expense	(39,035)	(32,914)	(121,855)	(97,104)
Interest expense - amortization of deferred financing costs	(1,322)	(1,336)	(4,054)	(3,763)
Equity in loss of unconsolidated real estate ventures	(14,157)	(18,183)	(31,597)	(43,526)
Net gain on real estate venture transactions	—	—	—	183
Loss on early extinguishment of debt	(15,417)	—	(15,441)	—
Net loss before income taxes	(22,099)	(25,998)	(102,414)	(141,905)
Income tax provision	(43)	—	(67)	(85)
Net loss	(22,142)	(25,998)	(102,481)	(141,990)
Net loss attributable to noncontrolling interests - consolidated real estate ventures	35	1	132	1
Net loss attributable to Brandywine Operating Partnership, L.P.	(22,107)	(25,997)	(102,349)	(141,989)
Nonforfeitable dividends allocated to unvested restricted unitholders	(228)	(313)	(794)	(1,064)
Net loss attributable to Common Partnership Unitholders of Brandywine Operating Partnership, L.P.	$(22,335)	$(26,310)	$(103,143)	$(143,053)

Basic loss per Common Partnership Unit	$(0.13)	$(0.15)	$(0.59)	$(0.82)

Diluted loss per Common Partnership Unit	$(0.13)	$(0.15)	$(0.59)	$(0.82)

Basic weighted average common partnership units outstanding	172,525,823	174,214,907	173,893,052	173,900,925
Diluted weighted average common partnership units outstanding	172,525,823	174,214,907	173,893,052	173,900,925
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(22,142)	$(25,998)	$(102,481)	$(141,990)
Comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	4,704	(439)	6,720	(4,090)
Total comprehensive income (loss)	4,704	(439)	6,720	(4,090)
Comprehensive loss	(17,438)	(26,437)	(95,761)	(146,080)
Comprehensive loss attributable to noncontrolling interest - consolidated real estate ventures	35	1	132	1
Comprehensive loss attributable to Brandywine Operating Partnership, L.P.	$(17,403)	$(26,436)	$(95,629)	$(146,079)

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2025	173,699,039	$795,402	$(1,781)	$2,732	$796,353
Net loss		(48,737)		(67)	(48,804)
Other comprehensive income			1,567		1,567
Deferred compensation obligation	(12,125)	(402)			(402)
Repurchase and retirement of LP units	(700,000)	(2,170)			(2,170)
Share-based compensation activity	724,931	5,400			5,400
Adjustment of redeemable partnership units to liquidation value at period end		117			117
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,215)			(14,215)
BALANCE, March 31, 2026	173,711,845	$735,395	$(214)	$2,665	$737,846
Net loss		(31,505)		(30)	(31,535)
Other comprehensive income			449		449
Share-based compensation activity	900,011	2,067			2,067
Adjustment of redeemable partnership units to liquidation value at period end		(342)			(342)
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,216)			(14,216)
Distributions to Noncontrolling interest holder		(15)			(15)
BALANCE, June 30, 2026	174,611,856	$691,384	$235	$2,635	$694,254
Net loss		(22,107)		(35)	(22,142)
Other comprehensive income			4,704		4,704
Deferred compensation obligation	(34,962)	(108)			(108)
Repurchase and retirement of LP units	(4,666,266)	(14,896)			(14,896)
Share-based compensation activity	115,710	1,680			1,680
Adjustment of redeemable partnership units to liquidation value at period end		141			141
Distributions declared to general partnership unitholders ($0.08 per unit)		(13,830)			(13,830)
Distributions to Noncontrolling interest holder		(129)			(129)
BALANCE, September 30, 2026	170,026,338	$642,135	$4,939	$2,600	$649,674
The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP, L.P.
CONSOLIDATED STATEMENT OF PARTNERS’ EQUITY
(unaudited, in thousands, except number of units)

	General Partner Capital
	Units	Amount	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest - Consolidated Real Estate Ventures	Total Partners' Equity
BALANCE, December 31, 2024	172,665,995	$1,036,712	$2,190	$2,815	$1,041,717
Net loss		(27,056)			(27,056)
Other comprehensive loss			(2,552)		(2,552)
Deferred compensation obligation	(54,808)	(406)			(406)
Share-based compensation activity	439,776	11,298			11,298
Adjustment of redeemable partnership units to liquidation value at period end		476			476
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,398)			(26,398)
BALANCE, March 31, 2025	173,050,963	$994,626	$(362)	$2,815	$997,079
Net loss		(88,936)			(88,936)
Other comprehensive loss			(1,099)		(1,099)
Deferred compensation obligation	(75,638)	(42)			(42)
Share-based compensation activity	726,852	2,379			2,379
Adjustment of redeemable partnership units to liquidation value at period end		53			53
Distributions declared to general partnership unitholders ($0.15 per unit)		(26,380)			(26,380)
BALANCE, June 30, 2025	173,702,177	$881,700	$(1,461)	$2,815	$883,054
Net loss		(25,997)		(1)	(25,998)
Other comprehensive loss			(439)		(439)
Deferred compensation obligation	(3,138)				—
Share-based compensation activity		2,207			2,207
Adjustment of redeemable partnership units to liquidation value at period end		(84)			(84)
Distributions declared to general partnership unitholders ($0.08 per unit)		(14,069)			(14,069)
BALANCE, September 30, 2025	173,699,039	$843,757	$(1,900)	$2,814	$844,671

The accompanying notes are an integral part of these consolidated financial statements.

BRANDYWINE OPERATING PARTNERSHIP L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(102,481)	$(141,990)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	142,068	131,120
Amortization of deferred financing costs	4,054	3,763
Amortization of debt discount/(premium), net	(2,116)	(228)
Amortization of stock compensation costs	7,699	16,006
Straight-line rent income	(2,656)	(1,541)
Amortization of acquired above (below) market leases, net	(506)	(568)
Ground rent expense	862	579
Total gain on sale of real estate	(55,752)	—
Loss on early extinguishment of debt	15,441	—
Provision for impairment	40,966	63,369
Loss from unconsolidated real estate ventures, including income distributions	31,597	43,527
Income tax provision	67	85
Changes in assets and liabilities:
Accounts receivable	4,490	(1,132)
Other assets	(14,383)	(9,771)
Accounts payable and accrued expenses	4,110	5,440
Deferred income, gains and rent	(48)	(19,009)
Other liabilities	10,945	(1,483)
Net cash provided by operating activities	84,357	88,167
Cash flows from investing activities:
Acquisition of real estate investments	(1,663)	—
Proceeds from the sale of properties	526,030	69,930
Capital expenditures for tenant improvements	(51,167)	(54,343)
Capital expenditures for redevelopments	(6,130)	(5,178)
Capital expenditures for developments	(40,292)	(20,881)
Advances for the purchase of tenant assets, net of repayments	465	(1,636)
Investment in unconsolidated real estate ventures	(46,015)	(61,883)
Capital distributions from unconsolidated real estate ventures	22,080	3,122
Leasing costs paid	(14,495)	(10,203)
Net cash provided by (used in) investing activities	388,813	(81,072)
Cash flows from financing activities:
Proceeds from credit facility borrowings	502,000	120,000
Repayments of credit facility borrowings	(365,000)	(120,000)
Proceeds from unsecured notes	—	159,000
Repayments of unsecured notes	(148,206)	—
Proceeds from unsecured term loan	—	—
Repayment of unsecured term loan	—	(70,000)
Proceeds from construction loan	—	10,636
Repayments of construction loan	(179,876)	(43,370)
Repayments of secured term loan	(60,392)	—
Proceeds from secured term loan	90,000	—
Debt financing costs paid	(625)	(2,286)
Shares used for employee taxes upon vesting of share awards	197	(1,538)
Repurchase and retirement of common units	(17,066)	—
Distributions paid to preferred and common partnership units	(42,807)	(79,186)
Net cash used in financing activities	(221,775)	(26,744)
Increase/(Decrease) in cash and cash equivalents and restricted cash	251,395	(19,649)
Cash and cash equivalents and restricted cash at beginning of period	62,302	96,177
Cash and cash equivalents and restricted cash at end of period	$313,697	$76,528

Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents, beginning of period	$32,284	$90,229
Restricted cash, beginning of period	30,018	5,948
Cash and cash equivalents and restricted cash, beginning of period	$62,302	$96,177

Cash and cash equivalents, end of period	$312,743	$75,478
Restricted cash, end of period	954	1,050
Cash and cash equivalents and restricted cash, end of period	$313,697	$76,528

Supplemental disclosure:
Cash paid for interest, net of capitalized interest during the nine months ended September 30, 2026 and 2025 of $1,972 and $9,801, respectively	$117,112	$82,251
Cash paid for income taxes	67	1
Supplemental disclosure of non-cash activity:
Dividends and distributions declared but not paid	13,819	14,108
Extinguishment of debt costs accrued in financing activities	1,447	—
Change in capital expenditures financed through accounts payable at period end	(13,235)	(8,514)
Change in capital expenditures financed through retention payable at period end	1,530	549
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION OF THE PARENT COMPANY AND THE OPERATING PARTNERSHIP
Brandywine Realty Trust (the “Parent Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the acquisition, development, redevelopment, ownership, management, and operation of a portfolio of office and mixed-use properties. The Parent Company owns its assets and conducts its operations through Brandywine Operating Partnership, L.P. (the “Operating Partnership”) and subsidiaries of the Operating Partnership. The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2026, owned a 99.7% interest in the Operating Partnership. The Parent Company’s common shares of beneficial interest (“common shares”) are publicly traded on the New York Stock Exchange under the ticker symbol “BDN.” The Parent Company, the Operating Partnership, and their consolidated subsidiaries are collectively referred to as the “Company.”
As of September 30, 2026, the Company owned and consolidated 59 properties that contained an aggregate of approximately 11.1 million net rentable square feet (collectively, the “Properties”). The Company’s core portfolio of operating properties (the “Core Properties”) excludes Properties under development or redevelopment, recently completed - not stabilized Properties, and Properties held for sale. The Properties were comprised of the following as of September 30, 2026:

	Number of Properties	Rentable Square Feet
Office Properties	52	9,652,038
Mixed-use Properties	6	1,146,342
Core Properties	58	10,798,380
Development/redevelopment Properties	1	298,071
The Properties	59	11,096,451

In addition to the Properties, as of September 30, 2026, the Company owned 106.5 acres of land held for development. The Company also held a leasehold interest in a 0.8 acre land parcel, acquired through a prepaid 99-year ground lease, and held options to purchase approximately 5.1 additional acres of undeveloped land. As of September 30, 2026, the total potential development that this inventory of land could support under current zoning and entitlements, including the parcels under option, amounted to an estimated 11.6 million net rentable square feet.
As of September 30, 2026, the Company also owned economic interests in six unconsolidated real estate ventures (see Note 4, “Investment in Unconsolidated Real Estate Ventures,” for further information). The Properties and the properties owned by the unconsolidated real estate ventures are primarily located in or near Philadelphia, Pennsylvania; Austin, Texas; Washington, D.C.; Southern New Jersey; and Wilmington, Delaware.
The Company conducts its third-party real estate management services business primarily through wholly-owned management company subsidiaries. As of September 30, 2026, the management company subsidiaries were managing properties containing an aggregate of approximately 18.1 million net rentable square feet, of which approximately 11.3 million net rentable square feet related to Properties owned by the Company, and approximately 6.8 million net rentable square feet related to properties owned by the unconsolidated real estate ventures.
Unless otherwise indicated, all references in this Form 10-Q to square feet and net rentable square feet represent net rentable area.
2. BASIS OF PRESENTATION
Basis of Presentation
The consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial statements. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments consist solely of normal recurring matters, and result in a fair statement of the financial position of the Company as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for such interim periods are not necessarily indicative of the results for a full year. These consolidated financial statements should be read in conjunction with the Parent Company’s and the Operating Partnership’s consolidated financial statements and footnotes included in their combined Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 23, 2026.

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
3. REAL ESTATE INVESTMENTS
As of September 30, 2026 and December 31, 2025, the gross carrying value of the Properties, reflected in the line item “Operating properties” in the Company's consolidated balance sheets, was as follows (in thousands):

	September 30, 2026	December 31, 2025
Land	$344,482	$337,459
Building and improvements	2,498,908	2,925,483
Tenant improvements	457,461	490,838
Total	$3,300,851	$3,753,780
Dispositions
During the three months ended September 30, 2026, the Company sold a 100,820 square foot office building located in the Pennsylvania Suburbs segment to an unaffiliated third party for a sales price of $41.5 million. Upon the completion of the sale, the Company recorded a $13.5 million gain during the third quarter.
During the three months ended September 30, 2026, the Company sold a 205,803 square foot office building and its above ground parking garage located in the Austin, Texas segment to an unaffiliated third party for a sales price of $151.0 million. Upon the completion of the sale, the Company recognized a $41.3 million gain during the third quarter.
During the three months ended September 30, 2026, the Company sold two office buildings totaling 468,279 square feet and a parking garage, located in the Other segment to an unaffiliated third party for a sales price of $97.1 million. Upon the completion of the sale, the Company recognized a $0.9 million gain during the third quarter.
During the three months ended September 30, 2026, the Company sold a 441,000 square foot office property located in the Pennsylvania Central Business District segment to an unaffiliated third party for a sales price of $240.0 million. Prior to the sale and during the three months ended September 30, 2026, the Company recognized a provision for impairment of $29.1 million on the property based upon the executed agreement of sale.
Held-for-use Impairment
For the quarter ended September 30, 2026, the Company did not recognize any held-for-use impairment losses.
Held-for-sale
As of September 30, 2026, the Company had no assets held for sale.

4. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES
As of September 30, 2026, the Company held ownership interests in six unconsolidated real estate ventures, with a net aggregate investment balance of $306.7 million. As of September 30, 2026, four of the real estate ventures owned properties (directly or through leasehold interests) that contained an aggregate of approximately 4.1 million net rentable square feet of office space; and two of the real estate ventures owned 1.4 acres of land held for development.
The Company accounts for its interests in the unconsolidated real estate ventures, which ownership interests range, as of September 30, 2026, from 20% to 85%, using the equity method of accounting. Certain of the unconsolidated real estate ventures are subject to specified priority allocations of distributable cash, including cash from operations and cash from capital events, such as sales of properties.
The Company earned management fees from the unconsolidated real estate ventures of $0.9 million and $1.2 million for the three months ended September 30, 2026 and 2025, respectively, and $2.5 million and $3.8 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company earned leasing commissions from the unconsolidated real estate ventures of $1.0 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $2.7 million and $2.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The Company had outstanding accounts receivable balances from the unconsolidated real estate ventures of $1.4 million and $0.5 million as of September 30, 2026 and December 31, 2025, respectively.
The amounts reflected in the following tables (except for the Company’s share of equity in income) are based on the financial information of the individual unconsolidated real estate ventures.
The following is a summary of the financial position of the unconsolidated real estate ventures in which the Company held interests as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Net property	$1,054,494	$1,164,117
Other assets	174,218	179,663
Other liabilities	97,963	85,524
Debt, net	495,453	583,062
Equity (a)	635,296	675,194
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
The following is a summary of the results of operations of the unconsolidated real estate ventures in which the Company held interests during the three and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$35,086	$36,980	$105,038	$118,262
Operating expenses	(15,756)	(18,222)	(48,118)	(51,179)
Interest expense, net	(11,521)	(15,722)	(34,401)	(45,417)
Depreciation and amortization	(14,424)	(17,216)	(45,172)	(49,486)
Gain on property disposition (a)	5,500	—	6,553	(474)
Loss on early extinguishment of debt (a)	(177)	—	(177)	—
Net loss	$(1,292)	$(14,180)	$(16,277)	$(28,294)
Ownership interest %	Various	Various	Various	Various
Company's share of net loss	$(3,855)	$(18,281)	$(21,446)	$(43,821)
Other-than-temporary impairment (a)	(10,559)	—	(10,559)	—
Basis adjustments and other	257	98	408	295
Equity in loss of unconsolidated real estate ventures	$(14,157)	$(18,183)	$(31,597)	$(43,526)
(a) - Represents a net loss of $5.3 million on the Company's investment in the One Uptown Multi-Family Venture during the third quarter. This net loss consists of a $5.5 million gain from the sale of real estate, partially offset by a $0.2 million loss on debt extinguishment, and further reduced by a $10.6 million other-

than-temporary impairment loss on the investment. The impairment loss reflects the write-down of the Company's remaining investment balance based on the residual proceeds attributable to the Company following repayment of the Venture's construction loan and payment to the Venture's preferred partner in settlement of its preferred interest.
One Uptown Multi-Family Venture
On September 30, 2026, the One Uptown Multi-Family Venture completed the sale of its 341 unit luxury apartment building in the Austin, Texas segment to an unaffiliated third party for a sales price of $136.0 million. Upon the completion of the sale, the Venture recognized a net gain of approximately $5.3 million. As part of the sale, the Venture repaid the $76.5 million construction loan and paid $42.9 million to the Venture's preferred partner in settlement of its preferred interest.
5. LEASES
Lessor Accounting
The table below sets forth the allocation of lease revenue between fixed contractual payments and variable lease payments for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Lease Revenue	2026	2025	2026	2025
Fixed contractual payments	$88,643	$88,032	$274,871	$263,082
Variable lease payments	26,944	23,704	77,862	71,537
Total	$115,587	$111,736	$352,733	$334,619
6. INTANGIBLE ASSETS AND LIABILITIES
As of September 30, 2026 and December 31, 2025, the Company’s intangible assets/liabilities were comprised of the following (in thousands):

	September 30, 2026
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$23,510	$(11,985)	$11,525
Tenant relationship value	110	(64)	46
Above market leases acquired	75	(67)	8
Total intangible assets, net	$23,695	$(12,116)	$11,579

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$14,994	$(9,105)	$5,889

	December 31, 2025
	Total Cost	Accumulated Amortization	Intangible Assets, net
Intangible assets, net:
In-place lease value	$24,949	$(8,099)	$16,850
Tenant relationship value	110	(61)	49
Above market leases acquired	5,599	(72)	5,527
Total intangible assets, net	$30,658	$(8,232)	$22,426

	Total Cost	Accumulated Amortization	Intangible Liabilities, net
Intangible liabilities, net:
Below market leases acquired	$21,333	$(8,620)	$12,713
As of September 30, 2026, the Company’s annual amortization for its intangible assets/liabilities, assuming no early lease terminations, was as follows (dollars in thousands):

	Assets	Liabilities
2026 (three months remaining)	$673	$162
2027	1,157	618
2028	840	533
2029	840	533
2030	840	533
Thereafter	7,229	3,510
Total	$11,579	$5,889

7. DEBT OBLIGATIONS
The following table sets forth information regarding the Company’s consolidated debt obligations outstanding as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025	Effective Interest Rate		Maturity Date
SECURED DEBT:
3025 JFK Construction Loan	$—	$178,014	SOFR + 3.60%		(b)
Avira Secured Term Loan (g)	89,799	—	SOFR + 1.85%	(g)	June 2033
3151 Market C-PACE Loan (a)	—	57,324	7.31%		(a)
Principal balance outstanding	89,799	235,338
Less: deferred financing costs	(1,790)	(1,259)
Total Secured indebtedness	$88,009	$234,079

UNSECURED DEBT
$600.0M Unsecured Credit Facility	$137,000	$—	SOFR + 1.50%	(c)	June 2027
Term Loan - Swapped to fixed	250,000	250,000	SOFR + 1.70%	(c)(d)	June 2027
$450.0M 3.95% Guaranteed Notes due 2027	450,000	450,000	4.03%		November 2027
$350.0M 7.55% Guaranteed Notes due 2028 (bearing interest at 8.80% as of September 30, 2026) (h)	300,000	350,000	8.98%	(e)	March 2028
$350.0M 4.55% Guaranteed Notes due 2029	350,000	350,000	4.30%		October 2029
$550.0M 8.88% Guaranteed Notes due 2029 (h)	460,000	550,000	8.52%		April 2029
$300.0M 6.13% Guaranteed Notes due 2031	300,000	300,000	6.13%		January 2031
Indenture IA (Preferred Trust I)	27,062	27,062	SOFR + 1.51%	(f)	March 2035
Indenture IB (Preferred Trust I)	25,774	25,774	SOFR + 1.51%	(f)	April 2035
Indenture II (Preferred Trust II)	25,774	25,774	SOFR + 1.51%	(f)	July 2035
Principal balance outstanding	2,325,610	2,328,610
Plus: original issue premium (discount), net	$5,644	$7,760
Less: deferred financing costs	(9,701)	(13,587)
Total unsecured indebtedness	$2,321,553	$2,322,783
Total Debt Obligations	$2,409,562	$2,556,862

(a)On September 29, 2026, we retired the $57.3 million Commercial Property Assessed Clean Energy ("C-PACE") financing for the development project at 3151 Market Street, prior to the disposition of the encumbered wholly-owned office property. In connection with the retirement, the Company recognized a net loss on early extinguishment of debt of approximately $6.3 million
(b)The interest rate is capped at 6.60% through the maturity of the loan. On June 23, 2026, the Company retired the $178 million construction loan.
(c)Spread includes a 10 basis point daily secured overnight financing rate ("SOFR") adjustment. The Unsecured Credit Facility has an original maturity date of June 30, 2026, subject to two six-month extensions. On May 28, 2026, the Company exercised its first six-month extension right on the existing Unsecured Credit Facility, extending the maturity date to December 30, 2026. The Company has one additional six-month extension right to extend the maturity date to June 30, 2027. The $250.0 million unsecured term loan has a scheduled maturity date of June 30, 2027.
(d)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At September 30, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
(h)During the third quarter of 2026, the Company repurchased $50 million of its 2028 Notes and $70 million of its 8.88% Guaranteed Notes Due 2029 pursuant to tender offers. In addition, the Company repurchased $20 million aggregate principal amount of its 8.88% Guaranteed Notes Due 2029 through open-market purchases. In connection with these repurchases, the Company recognized a net loss on early extinguishment of debt of approximately $9.2 million.
The Company utilizes borrowings under its unsecured credit facility (the “Unsecured Credit Facility”) for general business purposes, including to fund costs of acquisitions, developments and redevelopments of properties, and to fund share repurchases and repay other debt. The Unsecured Credit Facility provides for borrowings of up to $600.0 million and the per annum variable interest rate on borrowings is SOFR plus 1.40% plus a spread adjustment of 0.10%. The interest rate and facility fee are subject to adjustment upon a change in the Company’s unsecured debt ratings. During the nine months ended September 30, 2026, the weighted-average interest rate on Unsecured Credit Facility borrowings was 5.20%, resulting in $2.7 million of interest expense for such period.
Additional Information on Unsecured and Secured Consolidated Debt
The Parent Company unconditionally guarantees the unsecured debt obligations of the Operating Partnership (or is a co-borrower with the Operating Partnership) but does not by itself incur unsecured indebtedness. The Parent Company has no material assets other than its investment in the Operating Partnership.
On September 26, 2025, the Company and the Operating Partnership amended their Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in an amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status.
The Company was in compliance with all financial covenants as of September 30, 2026. Certain of the covenants restrict the Company’s ability to obtain alternative sources of capital.
As of September 30, 2026, the aggregate scheduled principal payments on the Company’s consolidated debt obligations (secured and unsecured) were as follows (in thousands):

2026 (three months remaining)	$—
2027	837,000
2028	300,000
2029	810,000
2030	—
Thereafter	468,409
Total principal payments	2,415,409
Net unamortized premiums/(discounts)	5,644
Net deferred financing costs	(11,491)
Outstanding indebtedness	$2,409,562
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
The Company determined the fair values disclosed below using available market information and discounted cash flow analyses as of September 30, 2026 and December 31, 2025, respectively. The discount rate used in calculating fair value is the sum of the current risk free rate and the risk premium on the date of measurement of the instruments or obligations. Considerable judgment is necessary to interpret market data and to develop the related estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that the Company could realize upon disposition. The use of different estimates and valuation methodologies may have a material effect on the fair value amounts shown. The Company believes that the carrying amounts reflected in the consolidated balance sheets at September 30, 2026 and December 31, 2025 approximate the fair values for cash and cash equivalents, accounts receivable, other assets and liabilities, accounts payable and accrued expenses because they are short-term in duration. The following are financial instruments for which the Company’s estimates of fair value differ from the carrying amounts (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount (a)	Fair Value	Carrying Amount (a)	Fair Value
Unsecured notes payable	$1,856,248	$1,822,648	$1,994,784	$2,027,570
Variable rate debt	553,313	540,112	506,014	501,541
Fixed rate debt	—	—	56,066	58,935
(a)Net of deferred financing costs of $9.4 million and $13.0 million for unsecured notes payable, $0.3 million and $0.6 million for variable rate debt and $1.8 million and $1.3 million for secured fixed rate debt as of September 30, 2026 and December 31, 2025.
The Company used quoted market prices as of September 30, 2026 and December 31, 2025 to value the unsecured notes payable and, as such, categorized them as Level 2.
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
Disclosure about the fair value of financial instruments is based upon pertinent information available to management as of September 30, 2026 and December 31, 2025. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts were not comprehensively revalued for purposes of these financial statements since September 30, 2026. Current estimates of fair value may differ from the amounts presented herein.
9. DERIVATIVE FINANCIAL INSTRUMENTS
The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2026 and December 31, 2025. The notional amounts provide an indication of the extent of the Company’s involvement in these instruments at that time, but do not represent exposure to credit, interest rate or market risks (dollar amounts presented in thousands).

Hedge Product	Hedge Type	Designation		Notional Amount		Strike	Trade Date	Maturity Date	Fair value
				9/30/2026	12/31/2025				9/30/2026	12/31/2025
Assets
Swap	Interest Rate	Cash Flow	(a)	$250,000	$—	3.713%	November 23, 2022	June 30, 2027	$1,065	$—
Swap	Interest Rate	Cash Flow	(a)	27,062	—	3.629%	January 12, 2024	December 30, 2026	30	—
Swap	Interest Rate	Cash Flow	(a)	51,548	—	3.725%	January 12, 2024	January 30, 2027	58	—
Swap	Interest Rate	Cash Flow	(a) (b)	90,000	$—	3.959%	June 24, 2026	June 24, 2033	3,755	—
Cap	Interest Rate	Cash Flow		$—	$178,014	3.000%	July 22, 2025	July 22, 2026	—	$546
Liabilities
Swap	Interest Rate	Cash Flow	(a)	$—	$250,000	3.713%	November 23, 2022	June 30, 2027	$—	$(1,530)
Swap	Interest Rate	Cash Flow	(a)	—	27,062	3.629%	January 12, 2024	December 30, 2026	—	(61)
Swap	Interest Rate	Cash Flow	(a)	—	51,548	3.725%	January 12, 2024	January 30, 2027	—	(189)
				$418,610	$506,624

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
Operating Partnership
The aggregate book value of the noncontrolling interests associated with the redeemable common limited partnership units in the accompanying consolidated balance sheet of the Parent Company was $2.0 million and $2.4 million as of September 30, 2026 and December 31, 2025, respectively. Under the applicable accounting guidance, the redemption value of the redeemable common limited partnership units is carried at fair value. The Parent Company believes that the aggregate settlement value of these units (based on the number of units outstanding and the average closing price of the common shares during the last five business days of the quarter ended September 30, 2026) was approximately $1.5 million and $1.5 million as of September 30, 2026 and December 31, 2025, respectively.
11. BENEFICIARIES’ EQUITY OF THE PARENT COMPANY
Earnings per Share (EPS)
The following table details the number of shares and net income used to calculate basic and diluted earnings per share (in thousands, except share and per share amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(22,142)	$(22,142)	$(25,998)	$(25,998)
Net loss attributable to noncontrolling interests	108	108	79	79
Nonforfeitable dividends allocated to unvested restricted shareholders	(228)	(228)	(313)	(313)
Net loss attributable to common shareholders	$(22,262)	$(22,262)	$(26,232)	$(26,232)
Denominator
Weighted-average shares outstanding	172,010,229	172,010,229	173,699,312	173,699,312
Weighted-average shares outstanding	172,010,229	172,010,229	173,699,312	173,699,312
Loss per Common Share:
Net loss attributable to common shareholders	$(0.13)	$(0.13)	$(0.15)	$(0.15)

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(102,481)	$(102,481)	$(141,990)	$(141,990)
Net loss attributable to noncontrolling interests	446	446	427	427
Nonforfeitable dividends allocated to unvested restricted shareholders	(794)	(794)	(1,064)	(1,064)
Net loss attributable to common shareholders	$(102,829)	$(102,829)	$(142,627)	$(142,627)
Denominator
Weighted-average shares outstanding	173,377,458	173,377,458	173,385,330	173,385,330
Weighted-average shares outstanding	173,377,458	173,377,458	173,385,330	173,385,330
Loss per Common Share:
Net loss attributable to common shareholders	$(0.59)	$(0.59)	$(0.82)	$(0.82)
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
Redeemable common limited partnership units totaling 515,595 at September 30, 2026 and September 30, 2025 were excluded from the diluted earnings per share computations because they are not dilutive.
Unvested restricted shares are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per share. For the three and nine months ended September 30, 2026 and 2025, earnings representing nonforfeitable dividends as noted in the table above were allocated to the unvested restricted shares issued to the Company’s executives and other employees under the Company’s shareholder-approved long-term equity incentive plan.
Common Shares
On September 15, 2026, the Parent Company declared a distribution of $0.08 per common share, totaling $13.9 million, which was paid on October 22, 2026 to shareholders of record as of October 8, 2026.
The Parent Company maintains a common share repurchase program under which the Board of Trustees has authorized the Parent Company to repurchase its common shares. On January 3, 2019, the Board of Trustees authorized the repurchase of up to $150.0 million of the Company's common shares from and after January 3, 2019. During the three months ended September 30, 2026, the Company repurchased and retired 4,666,266 common shares at an average price of $3.19 per share, totaling $14.9 million. During the nine months ended September 30, 2026, the Company repurchased and retired 5,366,266 common shares at an average price of $3.18 per share, totaling $17.1 million. During the three months and nine months ended September 30, 2025, the Company did not repurchase any common shares under the program.

12. PARTNERS’ EQUITY OF THE PARENT COMPANY
Earnings per Common Partnership Unit
The following table details the number of units and net income used to calculate basic and diluted earnings per common partnership unit (in thousands, except unit and per unit amounts; results may not add due to rounding):

	Three Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(22,142)	$(22,142)	$(25,998)	$(25,998)
Net loss attributable to noncontrolling interests	35	35	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(228)	(228)	(313)	(313)
Net loss attributable to common unitholders	$(22,335)	$(22,335)	$(26,310)	$(26,310)
Denominator
Total weighted-average units outstanding	172,525,823	172,525,823	174,214,907	174,214,907
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.13)	$(0.13)	$(0.15)	$(0.15)

	Nine Months Ended September 30,
	2026		2025
	Basic	Diluted	Basic	Diluted
Numerator
Net loss	$(102,481)	$(102,481)	$(141,990)	$(141,990)
Net loss attributable to noncontrolling interests	132	132	1	1
Nonforfeitable dividends allocated to unvested restricted unitholders	(794)	(794)	(1,064)	(1,064)
Net loss attributable to common unitholders	$(103,143)	$(103,143)	$(143,053)	$(143,053)
Denominator
Total weighted-average units outstanding	173,893,052	173,893,052	173,900,925	173,900,925
Loss per Common Partnership Unit:
Net loss attributable to common unitholders	$(0.59)	$(0.59)	$(0.82)	$(0.82)
Unvested restricted units are considered participating securities which require the use of the two-class method for the computation of basic and diluted earnings per unit. For the three and nine months ended September 30, 2026 and 2025, earnings representing nonforfeitable dividends were allocated to the unvested restricted units issued to the Parent Company’s executives and other employees under the Parent Company’s shareholder-approved long-term incentive plan.
Common Partnership Units
On September 15, 2026, the Operating Partnership declared a distribution of $0.08 per common partnership unit, totaling $13.9 million, which was paid on October 22, 2026 to unitholders of record as of October 8, 2026.
In connection with the Parent Company’s common share repurchase program, one common unit of the Operating Partnership is retired for each common share repurchased. As discussed in Note 11 above, during the three months ended September 30, 2026, the Company repurchased and retired 4,666,266 common shares at an average price of $3.19 per share, totaling $14.9 million, and the Operating Partnership retired 4,666,266 common units of the Operating Partnership. During the nine months ended September 30, 2026, the Company repurchased and retired 5,366,266 common shares at an average price of $3.18 per share, totaling $17.1 million, and the Operating Partnership retired 5,366,266 common units of the Operating Partnership. During the three months and nine months ended September 30, 2025, the Company did not repurchase any common shares under the program, and the Operating Partnership did not retire any common units of the Operating Partnership.
13. SEGMENT INFORMATION
As of September 30, 2026, the Company owned and managed properties within four segments: (1) Philadelphia Central Business District (“Philadelphia CBD”), (2) Pennsylvania Suburbs, (3) Austin, Texas and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware, and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Washington, D.C., Northern Virginia, Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, the corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions. Land held for development and construction in progress is transferred to operating properties by region upon completion of the associated construction or project.
The Company’s segments are based on the Company’s method of internal reporting, which classifies the Company's operations by geographic area. The following tables provide selected asset information and results of operations of the Company’s reportable segments (in thousands):

Real estate investments, at cost:
	September 30, 2026	December 31, 2025
Philadelphia CBD	$1,879,959	$2,080,220
Pennsylvania Suburbs	885,553	883,218
Austin, Texas	391,374	510,030
Total Core Segments	3,156,886	3,473,468
Other	143,965	280,312
Operating properties	$3,300,851	$3,753,780

Corporate
Prepaid ground leases, net	$6,944	$51,399
Right of use asset - operating leases, net	$12,145	$17,806
Construction-in-progress	$82,518	$118,543
Land held for development	$80,403	$70,405
Prepaid leasehold interests in land held for development, net	$27,762	$27,762
Net operating income:

	Three Months Ended September 30,
	2026			2025
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$67,321	$(27,104)	$40,217	$58,250	$(21,975)	$36,275
Pennsylvania Suburbs	35,017	(13,793)	21,224	31,563	(9,518)	22,045
Austin, Texas	9,733	(4,609)	5,124	16,837	(6,542)	10,295
Other	9,152	(4,279)	4,873	10,091	(4,257)	5,834
Corporate	4,415	(2,313)	2,102	4,676	(3,117)	1,559
Operating properties	$125,638	$(52,098)	$73,540	$121,417	$(45,409)	$76,008

	Nine Months Ended September 30,
	2026			2025
	Total revenue	Operating expenses (a)	Net operating income	Total revenue	Operating expenses (a)	Net operating income
Philadelphia CBD	$201,008	$(80,654)	$120,354	$170,321	$(62,978)	$107,343
Pennsylvania Suburbs	101,727	(37,081)	64,646	94,804	(29,536)	65,268
Austin, Texas	37,831	(16,660)	21,171	53,487	(22,094)	31,393
Other	29,384	(13,620)	15,764	30,609	(13,861)	16,748
Corporate	11,612	(8,616)	2,996	14,283	(9,887)	4,396
Operating properties	$381,562	$(156,631)	$224,931	$363,504	$(138,356)	$225,148
(a)Includes property operating expenses, real estate taxes and third-party management expense.

Unconsolidated real estate ventures:
	Investment in real estate ventures		Equity in income (loss) of real estate ventures
	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2026	December 31, 2025	2026	2025	2026	2025
Philadelphia CBD	$211,624	$215,078	$(3,249)	$(10,325)	$(7,548)	$(22,184)
Mid-Atlantic Office JV	10,189	10,877	(139)	(168)	(581)	107
Austin, Texas	67,813	71,611	(10,644)	(7,510)	(22,972)	(20,908)
Other	17,037	16,760	(125)	(180)	(496)	(541)
Total	$306,663	$314,326	$(14,157)	$(18,183)	$(31,597)	$(43,526)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(22,142)	$(25,998)	$(102,481)	$(141,990)
Plus:
Interest expense	39,035	32,914	121,855	97,104
Interest expense - amortization of deferred financing costs	1,322	1,336	4,054	3,763
Depreciation and amortization	45,088	43,005	142,068	131,120
General and administrative expenses	7,954	7,841	29,552	34,636
Equity in loss of unconsolidated real estate ventures	14,157	18,183	31,597	43,526
Provision for impairment	29,057	—	40,966	63,369
Loss on early extinguishment of debt	15,417	—	15,441	—
Less:
Interest and investment income	702	1,238	2,436	3,274
Income tax provision	(43)	—	(67)	(85)
Net gain on disposition of real estate	55,689	35	55,752	3,008
Net gain on real estate venture transactions	—	—	—	183
Consolidated net operating income	$73,540	$76,008	$224,931	$225,148
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

Debt Guarantees and Equity Funding Commitments
As of September 30, 2026, the Company’s unconsolidated real estate ventures had aggregate indebtedness of $498.3 million. These loans are generally mortgage or construction loans, most of which are nonrecourse to the Company, except for customary recourse carve-outs. In addition, during construction undertaken by the unconsolidated real estate ventures, including the One Uptown Ventures, the Company has provided, and expects to continue to provide, cost overrun and completion guarantees, as well as customary environmental indemnities and guarantees of customary exceptions to nonrecourse provisions in loan agreements and in certain circumstances, joint venture agreements.

With respect to the One Uptown Office Venture, the Company has provided completion guarantees and environmental indemnities in favor of its partner. In addition, the Company has provided completion guarantees, environmental indemnities and guarantees of exceptions to nonrecourse loan provisions in favor of the lenders for the One Uptown Office Venture. Moreover, the Company has provided, in favor of the lenders, carry guarantees and limited payment guarantees up to 30% of the maximum principal balance of the $121.7 million construction loan. The construction loan was originally scheduled to mature on July 29, 2026. On May 1, 2026, One Uptown Office Venture entered into extension options for the loan with the existing lenders. The maturity of the One Uptown Office loan was extended until July 29, 2028. The One Uptown Office loan maximum principal was reduced to $108.9 million resulting in a limited payment guaranty of 34% of the principal balance.
The Company has agreed, pursuant to the leasehold mortgage loan to the New MAP Venture, to fund up to an additional $12.0 million for tenant and capital improvements pursuant to leases that the Company proposes, in its discretion, to enter into at the properties owned (through leasehold interests) by the New MAP Venture, which amounts, when funded, will accrue interest at 8.0% per annum. As of September 30, 2026, the Company has not funded any additional capital pursuant to the leasehold mortgage loan.
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
Other Commitments or Contingencies
In connection with the Schuylkill Yards Project, the Company entered into a neighborhood engagement program and, as of September 30, 2026, had $4.2 million of future fixed contractual obligations. The Company also committed to fund additional contributions under the program. As of September 30, 2026, the Company estimated that these additional contributions, which are not fixed under the terms of agreement, will be $2.0 million.
The Company has committed to contribute $15.0 million to a venture capital fund that invests in early-stage life science companies. As of September 30, 2026, the Company had funded $6.7 million of the foregoing commitment.
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
The discussion that follows is based primarily on our consolidated financial statements as of September 30, 2026 and December 31, 2025 and for the three and nine months ended September 30, 2026 and 2025 and should be read along with the consolidated financial statements and related notes appearing elsewhere in this report. The ability to compare one period to another may be significantly affected by acquisitions completed, development/redevelopment properties placed in service and dispositions made during those periods.
OVERVIEW
During the nine months ended September 30, 2026, we owned and managed properties within four segments: (1) Philadelphia CBD, (2) Pennsylvania Suburbs, (3) Austin, Texas, and (4) Other. The Philadelphia CBD segment includes properties located in the City of Philadelphia, Pennsylvania. The Pennsylvania Suburbs segment includes properties in Chester, Delaware and Montgomery counties in the Philadelphia suburbs. The Austin, Texas segment includes properties in the City of Austin, Texas. The Other segment includes properties located in Northern Virginia, Washington, D.C., Southern Maryland, Camden County, New Jersey and New Castle County, Delaware. In addition to the four segments, our corporate group is responsible for cash and investment management, development/redevelopment of certain real estate properties during the construction period, and certain other general support functions.
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
Notwithstanding the challenging macroeconomic conditions, which have contributed to recent difficulties in leasing of vacant space at attractive rents and sourcing of capital for development projects at acceptable costs, as well as to impairments of assets, we believe that our portfolio of Properties and investments, and liquidity profile, will allow us to maintain stable operating performance. In our ongoing assessment of our Properties, we consider both their quantitative and qualitative attributes, including in relation to other properties within a given submarket or adjacent submarkets that compete with our portfolio for tenants. The attributes that we consider in our assessment include the age and condition of the property, average asking rental rates, access to mass transit and highways, floorplate efficiencies, amenities within, and nearby, the property and availability of parking as well as market demographics that bear on demand for space at our properties. We also believe that our portfolio and liquidity profile will enable us to raise capital, as necessary, in various forms and from different sources, including through secured or unsecured loans from banks, pension funds and life insurance companies. However, there can be no assurance that we will be able to borrow funds on terms that are economically attractive or at all.
We continue to seek revenue growth throughout our portfolio by increasing occupancy and rental rates. Occupancy at our Core Properties at September 30, 2026 was 89.0% compared to 88.8% at September 30, 2025.
The table below summarizes selected operating and leasing statistics of our Core Properties for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Leasing Activity
Core Properties (1):
Total net rentable square feet owned	10,798,380	11,289,339	10,798,380	11,289,339
Occupancy percentage (end of period)	89.0%	88.8%	89.0%	88.8%
Average occupancy percentage	88.7%	87.8%	88.5%	87.5%
Total Portfolio(2):
Tenant retention rate (3)	49.7%	67.8%	56.4%	66.3%
New leases and expansions commenced (square feet)	119,400	194,845	464,194	382,163
Leases renewed (square feet)	72,991	256,627	209,822	698,582
Net (negative) absorption (square feet)	(7,073)	20,816	42,201	(112,508)
Percentage change in rental rates per square foot (4):
New and expansion rental rates	13.5%	9.3%	7.8%	9.0%
Renewal rental rates	8.4%	(4.6)%	4.4%	(3.1)%
Combined rental rates	10.8%	(1.8)%	5.6%	2.6%
Weighted average lease term for leases commenced (years)	6.4	6.2	7.0	5.2
Average annual rent (per square foot) (7) (8)	$41.16	$37.06	$40.91	$39.62
Capital Costs Committed (5) (6) (7):
Leasing commissions (per square foot)	$7.63	$7.77	$5.86	$5.12
Tenant improvements (per square foot)	$18.78	$14.50	$12.88	$10.27
Total capital per square foot per lease year	$3.92	$3.83	$3.21	$3.12
Average annualized capital as % of average annual rent (7) (8)	8.9%	10.9%	9.4%	9.2%
(1)Includes all wholly-owned operating properties. Does not include Properties under development/redevelopment, recently completed not-stabilized properties, or properties held for sale.
(2)Includes leasing at recently completed not-stabilized property. The statistics presented for periods ended prior to the three-month period ended September 30, 2026 have not been adjusted for properties sold subsequent to the periods presented.
(3)Calculated as a percentage of total net rentable square feet.
(4)Includes base rent plus reimbursement for operating expenses and real estate taxes.
(5)Calculated on a weighted average basis.
(6)The increase in capital costs committed for the three and nine months ended September 30, 2026 is primarily due to leases having higher average lease terms and a higher percentage of new leases compared to renewals.
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

The table below summarizes occupancy statistics of our Core Properties by segment for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	% Occupied	% Occupied
	2026	2025
Philadelphia CBD	94.8%	94.0%
Pennsylvania Suburbs	90.3%	88.3%
Austin, Texas	66.4%	77.2%
Other	94.4%	87.7%
Total - Core Properties	89.0%	88.8%
The table below summarizes the occupancy statistics of our Properties, broken down by property types for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,		Nine Months Ended September 30,
	% Net Operating Income (4)	% Net Operating Income (4)	% Occupied	% Occupied
	2026	2025	2026	2025
Office	89.1%	91.6%	88.5%	88.6%
Life Science (1)	6.2%	5.6%	96.7%	82.9%
Residential (2)	4.7%	2.8%	90.7%	88.6%
Total (3)	100.0%	100.0%	89.2%	88.3%
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
Tenant Rollover Risk
We are subject to the risk that tenant leases, upon expiration, will not be renewed, that space may not be relet, or that the terms of renewal or reletting (including the cost of renovations) may be less favorable to us than the current lease terms. Leases that accounted for approximately 1.2% of our aggregate final annualized base rents as of September 30, 2026 (representing approximately 1.2% of the net rentable square feet of the properties) are scheduled to expire without penalty during the remainder of 2026. We maintain an active dialogue with our tenants in an effort to maximize lease renewals. If we are unable to renew leases or relet space under expiring leases, at anticipated rental rates, or if our tenants terminate their leases early, our cash flow would be adversely impacted.
Tenant Credit Risk
In the event of a tenant default, we may experience delays in enforcing our rights as a landlord and may incur substantial costs in protecting our investment. Our management evaluates our accrued rent receivable reserve policy in light of our tenant base and general and local economic conditions. Our accrued rent receivable allowance was $0.4 million, or 0.2%, of our accrued rent receivable balance as of September 30, 2026, compared to $0.4 million, or 0.2%, of our accrued rent receivable balance as of December 31, 2025.
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
As of September 30, 2026, we have classified one office building in Wilmington, Delaware as redevelopment, but we have yet to incur material development costs on the project.
As of September 30, 2026, the following unconsolidated real estate venture development project remains in development (dollars in thousands):

Property/Portfolio Name (% of BDN Ownership)	Location	Substantial Completion Date	Approximate Square Footage	Estimated Costs (a)	Amount Funded	Construction Loan Financing		Our Share Remaining to be Funded	Partner's Share Remaining to be Funded
One Uptown - Office (72%)	Austin, TX	Q1 2024	362,679	$209,950	$166,026	$108,850	(b)	$—	$—

(a) Estimated costs include base building costs plus projected tenant fit out costs for remaining vacancies.
(b) On May 1, 2026, the One Uptown Office Venture entered into the extension option for its loan with the existing lenders. The maturity of the One Uptown Office loan was extended until July 29, 2028, and the total loan capacity was reduced from $121.7 million to $108.9 million.
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

RESULTS OF OPERATIONS
The following discussion is based on our consolidated financial statements for the three and nine months ended September 30, 2026 and 2025. We believe that presentation of our consolidated financial information, without a breakdown by segment, will effectively present important information useful to our investors.
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
Comparison of the Three Months Ended September 30, 2026 and September 30, 2025
The following comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 55 properties containing an aggregate of approximately 10.4 million net rentable square feet that we owned and consolidated for the three-month periods ended September 30, 2026 and 2025. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to July 1, 2025 and owned and consolidated through September 30, 2026, excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the three months ended September 30, 2026 and 2025;
(c)“Recently Completed/Acquired Properties,” which represents three properties (250 King of Prussia Road, 3025 JFK - office, and 2100 Market Street) placed into service or acquired on or subsequent to July 1, 2025;
(d)“Development/Redevelopment Properties,” which represents one property (300 Delaware Avenue) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)“Q3 2025 through Q3 2026 Dispositions,” which represents properties disposed of from July 1, 2025 through September 30, 2026.

Comparison of the three months ended September 30, 2026 to the three months ended September 30, 2025

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	2026	2025	$ Change	% Change
Revenue:
Rents	$99.8	$97.4	$2.4	2.5%	$6.0	$2.3	$0.6	$0.6	$12.3	$14.5	$118.7	$114.8	$3.9	3.4%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	4.0	4.5	4.0	4.5	(0.5)	(11.1)%
Other	0.3	0.2	0.1	50.0%	—	—	—	—	2.7	1.9	3.0	2.1	0.9	42.9%
Total revenue	100.1	97.6	2.5	2.6%	6.0	2.3	0.6	0.6	19.0	20.9	125.7	121.4	4.3	3.5%
Property operating expenses	27.9	26.0	1.9	7.3%	1.2	0.5	0.5	0.5	9.6	4.4	39.2	31.4	7.8	24.8%
Real estate taxes	9.7	9.7	—	—%	0.2	0.2	0.1	0.1	1.0	1.6	11.0	11.6	(0.6)	(5.2)%
Third party management expenses	—	—	—	—%	—	—	—	—	1.9	2.4	1.9	2.4	(0.5)	(20.8)%
Net operating income	62.5	61.9	0.6	1.0%	4.6	1.6	—	—	6.5	12.5	73.6	76.0	(2.4)	(3.2)%
Depreciation and amortization	31.7	32.8	(1.1)	(3.4)%	2.8	1.6	0.2	0.2	10.4	8.4	45.1	43.0	2.1	4.9%
General & administrative expenses	—	—	—	—%	—	—	—	—	8.0	7.8	8.0	7.8	0.2	2.6%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	29.1	—	29.1	—	29.1	—%
Net gain on disposition of real estate											(55.7)	—	(55.7)	—%
Operating income (loss)	$30.8	$29.1	$1.7	5.8%	$1.8	$—	$(0.2)	$(0.2)	$(41.0)	$(3.7)	$47.1	$25.2	$21.9	86.9%
Number of properties	55	55			3		1				59
Square feet	10.4	10.4			0.4		0.3				10.8
Same Store Occupancy % (b)	88.8%	89.8%
Other Income (Expense):
Interest and investment income											0.7	1.2	(0.5)	(41.7)%
Interest expense											(39.0)	(32.9)	(6.1)	18.5%
Interest expense — Deferred financing costs											(1.3)	(1.3)	—	—%
Equity in loss of unconsolidated real estate ventures											(14.2)	(18.2)	4.0	(22.0)%
Loss on early extinguishment of debt											(15.4)	—	(15.4)	—%
Net loss											$(22.1)	$(26.0)	$3.9	(15.0)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.13)	$(0.15)	$0.02	(13.3)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale, the parking operations of predevelopment projects, the hotel located in Radnor, Pennsylvania, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B.Labs incubator and normal intercompany eliminating entries.
(b)Pertains to Same Store Properties.
(c)Held for use and held for sale impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).

Rents
Rents increased primarily as a result of the following:
•$6.1 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$0.5 million increase related to 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA, which were both Recently Completed/Acquired Properties in 2025, but stabilized in the first quarter of 2026 and the second quarter of 2026, respectively;
•$3.1 million increase due to the opening of the hotel in Radnor, Pennsylvania in the second quarter of 2026; and
•Partially offset by $7.8 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026, and the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
Property Operating Expense
Property Operating Expense increased primarily as a result of the following:
•$2.0 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$4.3 million increase due to higher utilities cost and operating cost in the third quarter of 2026 compared to 2025;
•$3.1 million increase due to the opening of the hotel in Radnor, Pennsylvania in the second quarter of 2026; and
•Partially offset by $1.6 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026, and the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
Provision for Impairment
During the third quarter of 2026, the Company recognized a $29.1 million impairment on the office building at 3151 Market Street, Philadelphia, PA, prior to its sale. The Company did not recognize any impairment during the third quarter of 2025.
Net gain on disposition of real estate
During the third quarter of 2026, the Company recognized $55.7 million of net gain on disposition of real estate from the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026. The Company did not recognize any net gain on disposition of real estate during the third quarter of 2025.
Interest Expense
Interest expense increased by approximately $6.1 million for the quarter ended September 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the quarter ended September 30, 2026 compared to September 30, 2025 (in thousands)
Increases to interest expense due to:
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	4,594
$57.3 million Commercial Property Assessed Clean Energy (“C-PACE”)	1,087
$90 million secured term loan at Avira	1,330
Decrease in capitalized interest on 3151 Market Street Venture	2,909
Other interest expense	977
Total increases to interest expense	10,897
Decreases to interest expense due to:
Repayment of $50 million Construction Loan due 2026	(182)
Repayment of the $245 million Secured Term Loan due 2028	(3,598)
$50 million repurchase of the 2028 Notes	(371)
$90 million repurchase of the 8.875% Guaranteed Notes Due 2029	(625)
Total decreases to interest expense	(4,776)
Total change in interest expense	$6,121
Equity in Loss of Unconsolidated Real Estate Ventures
The decrease in the loss is primarily due to the consolidation of 3025 JFK Venture in the fourth quarter of 2025, partially offset by a combined net loss on the Company's investment in the One Uptown Multi-Family Venture of $5.3 million during the third quarter of 2026. See Note 4, “Investment in Unconsolidated Real Estate Ventures," to our consolidated financial statements for further details.
Loss on early extinguishment of debt
The increase in the loss on early extinguishment of debt is primarily due to the retirement of the C-PACE loan and repurchases of the Company's 2028 Notes and its 8.875% Guaranteed Notes Due 2029. See Note 7, “Debt Obligations,” to our consolidated financial statements for further details.

Comparison of the Nine Months Ended September 30, 2026 and September 30, 2025
The following comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025 makes reference to the effect of the following:
(a)“Same Store Property Portfolio,” which represents 55 properties containing an aggregate of approximately 10.4 million net rentable square feet, and represents properties that we owned and consolidated for the nine-month periods ended September 30, 2026 and 2025. The Same Store Property Portfolio includes properties acquired or placed in service on or prior to January 1, 2025 and owned and consolidated through September 30, 2026 excluding properties classified as held for sale;
(b)“Total Portfolio,” which represents all properties owned and consolidated by us during the nine months ended September 30, 2026 and 2025;
(c)"Recently Completed/Acquired Properties," which represents three properties (250 King of Prussia Road, 3025 JFK - office, and 2100 Market Street) placed into service or acquired on or subsequent to January 1, 2025;
(d)"Development/Redevelopment Properties," which represents one property (300 Delaware Avenue) currently in development/redevelopment. A property is excluded from our Same Store Property Portfolio and moved into Development/Redevelopment Properties in the period that we determine to proceed with development/redevelopment for a future development strategy; and
(e)"YTD 2025 and 2026 Dispositions," which represents properties disposed of from January 1, 2025 through September 30, 2026

Comparison of the nine months ended September 30, 2026 to the nine months ended September 30, 2025

	Same Store Property Portfolio				Recently Completed/Acquired Properties		Development/Redevelopment Properties		Other (Eliminations) (a)		Total Portfolio
(dollars and square feet in millions except per share amounts)	2026	2025	$ Change	% Change	2026	2025	2026	2025	2026	2025	2026	2025	$ Change	% Change
Revenue:
Rents	$297.4	$288.7	$8.7	3.0%	$18.2	$6.8	$1.9	$2.3	$44.5	$45.6	$362.0	$343.4	$18.6	5.4%
Third party management fees, labor reimbursement and leasing	—	—	—	—%	—	—	—	—	12.8	15.2	12.8	15.2	(2.4)	(15.8)%
Other	0.8	0.7	0.1	14.3%	—	—	—	—	6.0	4.2	6.8	4.9	1.9	38.8%
Total revenue	298.2	289.4	8.8	3.0%	18.2	6.8	1.9	2.3	63.3	65.0	381.6	363.5	18.1	5.0%
Property operating expenses	84.9	78.1	6.8	8.7%	3.9	1.5	1.6	1.6	25.9	15.1	116.3	96.3	20.0	20.8%
Real estate taxes	28.8	27.7	1.1	4.0%	0.5	0.4	0.3	0.6	4.4	5.9	34.0	34.6	(0.6)	(1.7)%
Third party management expenses	—	—	—	—%	—	—	—	—	6.3	7.5	6.3	7.5	(1.2)	(16.0)%
Net operating income	184.5	183.6	0.9	0.5%	13.8	4.9	—	0.1	26.7	36.5	225.0	225.1	(0.1)	—%
Depreciation and amortization	96.2	97.1	(0.9)	(0.9)%	8.7	4.9	0.6	0.8	36.6	28.3	142.1	131.1	11.0	8.4%
General & administrative expenses	—	—	—	—%	—	—	—	—	29.6	34.6	29.6	34.6	(5.0)	(14.5)%
Provision for impairment (c)	—	—	—	—%	—	—	—	—	41.0	63.4	41.0	63.4	(22.4)	(35.3)%
Net gain on disposition of real estate											(55.8)	(3.0)	(52.8)	1760.0%
Operating income (loss)	$88.3	$86.5	$1.8	2.1%	$5.1	$—	$(0.6)	$(0.7)	$(80.5)	$(89.8)	$68.1	$(1.0)	$69.1	(6910.0)%
Number of properties	55	55			3		1				59
Square feet	10.4	10.4			0.4		0.3				10.8
Same Store Occupancy % (b)	88.8%	89.8%
Other Income (Expense):
Interest and investment income											2.4	3.3	(0.9)	(27.3)%
Interest expense											(121.9)	(97.1)	(24.8)	25.5%
Interest expense — Deferred financing costs											(4.0)	(3.8)	(0.2)	5.3%
Equity in loss of unconsolidated real estate ventures											(31.6)	(43.5)	11.9	(27.4)%
Net gain on real estate venture transactions											—	0.2	(0.2)	(100.0)%
Loss on early extinguishment of debt											(15.4)	—	(15.4)
Income tax provision											(0.1)	(0.1)	—	—%
Net loss											$(102.5)	$(142.0)	$39.5	(27.8)%
Net loss attributable to Common Shareholders of Brandywine Realty Trust											$(0.59)	$(0.82)	$0.23	(28.0)%
(a)Represents certain revenues and expenses at the corporate level as well as various intercompany costs that are eliminated in consolidation, third-party management fees, provisions for impairment, and changes in the accrued rent receivable allowance. Other/(Eliminations) also includes properties sold and properties classified as held for sale, the parking operations of predevelopment projects, the hotel located in Radnor, Pennsylvania, the residential and retail components within University City in Philadelphia, Pennsylvania, the restaurant component of Cira Centre, the B. Labs incubator, and normal intercompany eliminating entries.
(b)Pertains to Same Store Properties.
(c)Held for use and held for sale impairment charges are excluded from Same Store Property Portfolio operating income and presented in Other (Eliminations).
Rents
Rents increased primarily as a result of the following:
•$18.9 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$2.4 million increase related to 155 King of Prussia Road, Radnor, PA and 250 King of Prussia Road, Radnor, PA, which were both Recently Completed/Acquired Properties in 2025, but stabilized in the first quarter of 2026 and the second quarter of 2026, respectively;
•$3.7 million increase related to 165 King of Prussia Road, Radnor, PA, which was put in service in the second quarter of 2026; and
•Partially offset by $12.6 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025, the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026, and the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
Property Operating Expense
Property Operating Expense increased primarily as a result of the following:
•$6.1 million increase due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025;
•$11.8 million increase due to higher utilities cost and operating cost during the nine months ended September 30, 2026 compared to 2025;
•$5.2 million increase due to the opening of the hotel in Radnor, Pennsylvania in the second quarter of 2026 and the opening of a food hall in the fourth quarter of 2025; and
•Partially offset by $2.6 million decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025, the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026, and the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
Depreciation and Amortization
Depreciation and Amortization expense increased primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025 partially offset by a decrease due to the sale of Four Barton Skyway, Austin, TX in the second quarter of 2025, the sale of Quarry Lake II, Austin, TX in the third quarter of 2025, the sale of Six Tower Bridge, Conshohocken, PA in the second quarter of 2026, and the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
General & Administrative Expenses
General & administrative expenses decreased primarily due to lower stock compensation expenses recognized in the first quarter of 2026 compared to 2025.
Provision for Impairment
During the nine months ended September 30, 2026, the Company recognized $41.0 million in aggregate impairments on Six Tower Bridge, Conshohocken, PA, 8260 Greensboro Drive and 1676 International Drive, McLean, VA, and 3151 Market Street, Philadelphia, PA.
During the nine months ended September 30, 2025, the Company recognized $63.4 million in aggregate impairments on Four Barton Skyway, Austin, TX, Quarry Lake II, Austin, TX, River Place - Building 2, Austin, TX, and River Place - Building 3, Austin, TX.

Net gain on disposition of real estate
During the nine months ended September 30, 2026, the Company recognized $55.8 million of net gain on disposition of real estate primarily from the sales of 500 North Gulph Road, King of Prussia, PA, 405 Colorado, Austin, TX, and 8260 Greensboro Drive and 1676 International Drive, McLean, VA in the third quarter of 2026.
During the nine months ended September 30, 2025, the Company recognized a gain of $3.1 million from installment proceeds received from the buyer of a property, located in Philadelphia, Pennsylvania, that the Company sold in March 2017.
Interest Expense
Interest expense increased by approximately $24.8 million for the nine months ended September 30, 2026 compared to 2025, as detailed below.

Component	Change in interest expense for the nine months ended September 30, 2026 compared to September 30, 2025 (in thousands)
Increases to interest expense due to:
An additional $150 million aggregate principal amount of 8.875% Guaranteed Notes due 2029	$5,334
Issuance of $300 million aggregate principal amount of our 6.125% Guaranteed Notes due 2031	13,679
$57.3 million Commercial Property Assessed Clean Energy (“C-PACE”)	3,262
$178 million Construction Loan acquired through 3025 JFK consolidation	6,241
$90 million secured term loan at Avira	1,330
Decrease in capitalized interest on 3151 Market Street Venture	8,513
Other interest expense	455
Total increases to interest expense	38,814
Decreases to interest expense due to:
Repayment of $50 million Construction Loan due 2026	(1,545)
Repayment of the $245 million Secured Term Loan due 2028	(10,795)
Repayment of the $70 million Term Loan due 2025	(728)
$50 million repurchase of the 2028 Notes	(371)
$90 million repurchase of the 8.875% Guaranteed Notes Due 2029	(625)
Total decreases to interest expense	(14,064)
Total change in interest expense	$24,750

Equity in Loss of Unconsolidated Real Estate Ventures
The decrease in the loss is primarily due to the consolidation of 3025 JFK Venture and 3151 Market Street Venture in the fourth quarter of 2025, partially offset by a combined net loss on the Company's investment in the One Uptown Multi-Family Venture of $5.3 million during the third quarter of 2026. See Note 4, “Investment in Unconsolidated Real Estate Ventures," to our consolidated financial statements for further details.
Loss on early extinguishment of debt
The increase in the loss on early extinguishment of debt is primarily due to the retirement of the C-PACE loan and repurchases of the Company's 2028 Notes and its 8.875% Guaranteed Notes Due 2029. See Note 7, “Debt Obligations,” to our consolidated financial statements for further details.

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

As of September 30, 2026, the Parent Company owned a 99.7% interest in the Operating Partnership. The remaining interest of approximately 0.3% pertains to common limited partnership interests owned by non-affiliated investors who contributed property to the Operating Partnership in exchange for their interests. As the sole general partner of the Operating Partnership, the Parent Company has full and complete responsibility for the Operating Partnership’s day-to-day operations and management. The Parent Company’s source of funding for its dividend payments and other obligations is the distributions it receives from the Operating Partnership.
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
On September 26, 2025, the Company and the Operating Partnership amended their Unsecured Credit Facility to, among other things, amend the restricted payments covenant to permit the Operating Partnership to pay dividends and make distributions attributable to any period of four consecutive fiscal quarters that ends (i) on any date that occurs after June 30, 2025 and on or prior to March 31, 2026, in an amount not to exceed, in the aggregate, the greater of (a) 100% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status and (ii) on April 1, 2026 or any date that occurs thereafter, in an amount not to exceed, in the aggregate, the greater of (a) 95% of FFO attributable to such period or (b) the minimum amount necessary for the Company to maintain its REIT status.
As of September 30, 2026 we were in compliance with all of our debt covenants and requirement obligations.
On September 29, 2026, we retired the $57.3 million Commercial Property Assessed Clean Energy ("C-PACE") financing for the development project at 3151 Market Street, prior to the disposition of the encumbered wholly-owned office property. In connection with the retirement, the Company recognized a net loss on early extinguishment of debt of approximately $6.3 million.

During the third quarter of 2026, the Company repurchased $50 million of its 2028 Notes and $70 million of its 8.875% Guaranteed Notes Due 2029 pursuant to tender offers. In addition, the Company repurchased $20 million aggregate principal amount of its 8.875% Guaranteed Notes Due 2029 through open-market purchases. In connection with these repurchases, the Company recognized a net loss on early extinguishment of debt of approximately $9.2 million.
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
The Parent Company unconditionally guarantees the Operating Partnership’s unsecured debt obligations, which, as of September 30, 2026, amounted to $2,325.6 million. The Operating Partnership’s secured debt obligations as of September 30, 2026, amounted to $89.8 million.
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
Liquidity
As of September 30, 2026, we had $312.7 million of cash and cash equivalents and $437.9 million of available borrowings under our Unsecured Credit Facility, net of $25.1 million in letters of credit outstanding. Based on the foregoing, as well as cash flows from operations net of dividend requirements, we believe we have sufficient capital to fund our remaining capital requirements on existing development and redevelopment projects and pursue additional attractive investment opportunities.

We expect that our primary uses of capital during the remainder of 2026 will be to fund our current development and redevelopment projects.
Cash Flows
The following discussion of our cash flows is based on the consolidated statement of cash flows and is not meant to be a comprehensive discussion of the changes in our cash flows for the periods presented.
As of September 30, 2026 and December 31, 2025, we maintained cash and cash equivalents and restricted cash of $313.7 million and $62.3 million, respectively. We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows (in thousands):

	Nine Months Ended September 30,
Activity	2026	2025	Variance
Operating	$84,357	$88,167	$(3,810)
Investing	388,813	(81,072)	469,885
Financing	(221,775)	(26,744)	(195,031)
Net cash flows	$251,395	$(19,649)	$271,044
Our principal source of cash flows is from the leasing of space at our Properties. Our Properties provide a relatively consistent stream of cash flows that provides us with the resources to fund operating expenses, debt service and quarterly dividends.
Cash is used in investing activities to fund acquisitions, development, or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that we expect will enable us to take advantage of our development/redevelopment, leasing, financing, and property management skills and invest in existing buildings that meet our investment criteria for additional capital. During the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, the change in investing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Acquisitions of real estate	$(1,663)
Capital expenditures and capitalized interest	(17,187)
Capital improvements/acquisition deposits/leasing costs	(2,191)
Unconsolidated real estate venture investments	15,868
Proceeds from the sale of properties	456,100
Capital distributions from unconsolidated real estate ventures	18,958
Increase in net cash provided by investing activities	$469,885
We generally fund our investment activity through the sale of real estate, property-level financing, unsecured and secured credit facilities, senior unsecured notes, and construction loans. From time to time, we may issue common or preferred shares of beneficial interest, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2026, when compared to the nine months ended September 30, 2025, the change in financing cash flows was due to the following activities (in thousands):

(Increase) Decrease
Proceeds from debt obligations	$302,364
Repayments of debt obligations	(520,104)
Repurchase and retirement of common shares	(17,066)
Dividends and distributions paid	36,379
Debt financing costs paid	1,661
Other financing activities	1,735
Increase in net cash used in financing activities	$(195,031)

Capitalization
Indebtedness
The table below summarizes our secured and unsecured debt at September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
	(dollars in thousands)
Balance: (a)
Fixed rate (b) (c) (e)	$2,278,409	$2,385,934
Variable rate (d)	137,000	178,014
Total	$2,415,409	$2,563,948
Percent of Total Debt:
Fixed rate	94.3%	93.1%
Variable rate - unhedged	5.7%	6.9%
Total	100.0%	100.0%
Weighted-average interest rate at period end:
Fixed rate	6.2%	6.3%
Variable rate - unhedged	5.4%	6.6%
Total	6.1%	6.3%
Weighted-average maturity in years:
Fixed rate	2.6	3.8
Variable rate - unhedged	0.8	0.6
Total	2.5	3.6
(a)Consists of unpaid principal and does not reflect premium/discount or deferred financing costs.
(b)On November 23, 2022, the $250.0 million unsecured term loan was swapped to a fixed rate. At September 30, 2026, the fixed rate for this instrument was 5.41% and matures on June 30, 2027. The effective date of the swap was January 31, 2023.
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
Scheduled principal payments and related weighted average annual effective interest rates for our debt as of September 30, 2026, were as follows (dollars in thousands):

Period	Principal maturities	Weighted Average Interest Rate of Maturing Debt
2026 (three months remaining)	$—	—%
2027	837,000	4.7%
2028	300,000	9.0%
2029	810,000	6.7%
2030	—	—%
Thereafter	468,409	5.9%
Totals	$2,415,409	6.1%
Unsecured Debt
The Operating Partnership is the issuer of our unsecured notes which are fully and unconditionally guaranteed by the Parent Company. The indenture under which the Operating Partnership issued its unsecured notes contains financial covenants, including: (i) a leverage ratio not to exceed 60%; (ii) a secured debt leverage ratio not to exceed 40%; (iii) a debt service coverage ratio of greater than 1.5 to 1.0; and (iv) an unencumbered asset value of not less than 150% of unsecured debt. The Operating Partnership was in compliance with all covenants as of September 30, 2026.

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
Equity
In order to maintain its qualification as a REIT, the Parent Company is required to, among other things, pay dividends to its shareholders of at least 90% of its REIT taxable income. See Note 11, “Beneficiaries' Equity of the Parent Company,” to our consolidated financial statements for further information related to our dividends declared for the third quarter of 2026.
Inflation and Lease Pass-Through Provisions
Substantially all our leases are structured as base year or triple net leases which provide for reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per square-foot basis, or in some cases, annual reimbursement of operating expenses above certain per square-foot allowances. In addition, as of September 30, 2026, approximately 96% of our leases (as a percentage of the aggregate net rentable square feet of our wholly-owned portfolio) contained annual rent escalations that are either fixed (generally ranging from 2.0% to 3.75% per lease year) or indexed based on a consumer price index or other indices. We believe such lease provisions mitigate adverse impacts of inflation on our earnings from real estate operations. However, recent inflation and higher interest rates have caused an increase in our borrowing costs, including on our variable rate debt, and on our operating expenses that are not subject to the lease pass-through provisions.
We have experienced higher operating costs due to increased inflation, resulting in our Same Store Property Portfolio operating margins decreasing to 62.0% and 61.6% for the three months and nine months ended September 30, 2026, respectively, from 63.4% and 63.3% for the three months and nine months ended September 30, 2025, respectively. The expense reimbursement provisions in our leases resulted in Same Store Property Portfolio operating expense recovery rates of 55.6% and 55.3% for the three months ended September 30, 2026 and 2025, respectively and 55.2% and 54.8% for the nine months ended September 30, 2026 and 2025, respectively.
Other Contractual Obligations
We provide customary guarantees for certain development projects of our unconsolidated real estate ventures. See Note 14, “Commitments and Contingencies,” to our Consolidated Financial Statements for further details on payment guarantees provided on behalf of our real estate ventures and refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for a discussion of our contractual obligations.
Funds from Operations (“FFO”) and Core Funds from Operations ("Core FFO")
Pursuant to the revised definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate FFO by adjusting net income (loss) attributable to common unit holders (computed in accordance with GAAP) for gains (or losses) from sales of properties, impairment losses on depreciable consolidated real estate, impairment losses on investments in unconsolidated real estate ventures driven by a measurable decrease in the fair value of depreciable real estate held by the unconsolidated real estate ventures, real estate related depreciation and amortization, and after similar adjustments for unconsolidated real estate ventures. Our calculation of FFO includes gains from sale of undepreciated real estate and other assets, considered incidental to our main business, to third parties or unconsolidated real estate ventures.
Core FFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations, including items such as (gains) losses from sales of non-depreciable land and debt extinguishment costs from the determination of FFO.
FFO and Core FFO are non-GAAP financial measures. We believe that the use of FFO and Core FFO, combined with the required GAAP presentations, have been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REITs’ operating results more meaningful. We consider FFO to be a useful measure for reviewing comparative operating and financial performance because, by excluding property impairments, gains or losses related to sales of previously depreciated operating real estate assets and real estate depreciation and amortization, FFO can help the investing public compare the operating performance of a company’s real estate between periods or as compared to other companies. We consider Core FFO to be a useful measure to reflect a real estate company’s operating performance by its reoccurring ongoing property operations. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current

NAREIT definition differently. Our calculation of Core FFO may differ from the methodology used for calculating Core FFO by other REITs and, accordingly, our Core FFO may not be comparable to Core FFO reported by other REITs.
We consider net income, as defined by GAAP, to be the most comparable earnings measure to FFO and Core FFO. While FFO, Core FFO, FFO per unit, and Core FFO per unit are relevant and widely used measures of operating performance of REITs, neither FFO nor Core FFO represent cash flow from operations or net income as defined by GAAP and should not be considered as alternatives to those measures in evaluating our liquidity or operating performance. We believe that to further understand our performance, FFO and Core FFO should be compared with our reported net income/(loss) attributable to common unit holders and considered in addition to cash flows in accordance with GAAP, as presented in our consolidated financial statements.
The following table presents a reconciliation of net loss attributable to common unitholders to FFO and Core FFO for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(amounts in thousands, except share information)
Net loss attributable to common unitholders	$(22,335)	$(26,310)	$(103,143)	$(143,053)
Add (deduct):
Amount allocated to unvested restricted unitholders	228	313	794	1,064
Net (gain) loss on real estate venture transactions	(5,027)	305	(4,287)	107
Net gain on disposition of real estate	(55,689)	(35)	(55,752)	(3,008)
Provision for impairment	29,057	—	40,966	63,369
Company's share of impairment of an unconsolidated real estate venture	10,559	—	10,559	—
Depreciation and amortization:
Real property	38,767	37,786	122,626	114,878
Leasing costs including acquired intangibles	4,964	4,439	16,099	13,842
Company’s share of unconsolidated real estate ventures	8,830	11,876	26,035	32,657
Partners’ share of consolidated real estate ventures	(55)	(6)	(207)	(13)
Funds from operations	$9,299	$28,368	$53,690	$79,843
Funds from operations allocable to unvested restricted shareholders	(161)	(337)	(966)	(1,037)
Funds from operations available to common share and unit holders (FFO)	$9,138	$28,031	$52,724	$78,806
Capital market, transactional items and other:
Loss on early extinguishment of debt	15,417	—	15,441	—
Core Funds from Operations (Core FFO)	$24,555	$28,031	$68,165	$78,806
Weighted-average shares/units outstanding — basic (a)	172,525,823	174,214,907	173,893,052	173,900,925
Weighted-average shares/units outstanding — fully diluted (a)	179,426,959	178,984,473	180,485,496	178,630,855
(a)Includes common shares and partnership units outstanding through the three and nine months ended September 30, 2026 and 2025, respectively.
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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2026, our consolidated debt consisted of (i) unsecured notes with an outstanding principal balance of $1,860.0 million, all of which are fixed rate borrowings, (ii) variable rate debt consisting of trust preferred securities that have been swapped to fixed rates with an outstanding principal balance of $78.6 million, (iii) a $600.0 million revolving credit facility with an outstanding balance of $137.0 million, (iv) a secured term loan at Avira, the residential component of 3025 JFK with an outstanding balance of $89.8 million that has been swapped to a fixed rate and (v) one unsecured term loan of $250.0 million that has been swapped to a fixed rate. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.
If market rates of interest increase by 100 basis points, the fair value of our outstanding secured fixed rate debt would decrease by approximately $4.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding secured fixed rate debt would increase by approximately $4.7 million.
As of September 30, 2026, based on prevailing interest rates and credit spreads, the fair value of our unsecured notes was $1,822.6 million. For sensitivity purposes, a 100-basis point change in the third-party pricing equates to a change in the total fair value of our debt of approximately $18.6 million at September 30, 2026.
From time to time or as the need arises, we use derivative instruments to manage interest rate risk exposures and not for speculative or trading purposes. The total outstanding principal balance of our variable rate debt was approximately $555.4 million as of September 30, 2026. The total fair value of our variable rate debt was approximately $540.1 million at September 30, 2026. For sensitivity purposes, if market rates of interest increase by 100 basis points the fair value of our variable rate debt would decrease by approximately $11.2 million at September 30, 2026. If market rates of interest decrease by 100 basis points the fair value of our outstanding variable rate debt would increase by approximately $11.9 million at September 30, 2026.
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

Part II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors

As of September 30, 2026, there have been no material changes to the Risk Factors disclosed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)Not applicable.
(c)Our Board of Trustees has authorized a share repurchase program under which we may repurchase up to $150.0 million of our outstanding common shares. We may repurchase shares from time to time on the open market or in privately negotiated transactions or otherwise, depending on market prices and conditions. During the fiscal quarter ended September 30, 2026, we repurchased common shares at an average price of $3.19 per share for a total of approximately $14.9 million. As of September 30, 2026, $65.8 million remained available for repurchase under our share repurchase program. For each common share repurchased, one of our units in the Operating Partnership was redeemed. Repurchases of common shares were financed with general corporate funds, including borrowings under our Unsecured Credit Facility.

Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs [1]
July 1, 2026 - July 31, 2026	825,000	3.05	825,000	$78.2	million
August 1, 2026 - August 31, 2026	3,841,266	3.22	3,841,266	$65.8	million
September 1, 2026 - September 30, 2026	—	—	—	$65.8	million
Totals	4,666,266	$3.19	4,666,266
1 The number shown represents, as of the end of each period, the approximate dollar value of common shares that may yet be purchased under the share repurchase program, which was authorized by our Board of Trustees on January 3, 2019 and authorizes the repurchase of up to $150.0 million of our outstanding common shares. The shares may be purchased, from time-to-time, depending on a variety of factors.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1
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

101.1
The following materials from the combined Quarterly Reports on Form 10-Q of Brandywine Realty Trust and Brandywine Operating Partnership, L.P. for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

BRANDYWINE REALTY TRUST (Registrant)

Date:	October 29, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

SIGNATURES OF REGISTRANT
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRANDYWINE OPERATING PARTNERSHIP, L.P. (Registrant) BRANDYWINE REALTY TRUST, as general partner

Date:	October 29, 2026	By:	/s/ Gerard H. Sweeney
Gerard H. Sweeney, President and Chief Executive Officer
(Principal Executive Officer)

Date:	October 29, 2026	By:	/s/ Thomas E. Wirth
Thomas E. Wirth, Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2026	By:	/s/ Daniel Palazzo
Daniel Palazzo, Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)